Form 10-Q
PENRIL DATACOMM NETWORKS INC
filed 1995-03-14
CIK 77328

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549



                                 FORM 10-Q



                             QUARTERLY REPORT


     Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTER ENDED JANUARY 31, 1995


                        Commission File No. 1-7886


                      PENRIL DATACOMM NETWORKS, INC.
                          A Delaware Corporation
                IRS Employer Identification No. 34-1028216
          1300 Quince Orchard Blvd., Gaithersburg, Maryland 20878
                        Telephone - (301) 417-0552


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                      Yes    X          No


                       Common Stock, $.01 par value,
                       7,534,204 shares outstanding
                            as of March 2, 1995

                       PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                         ASSETS
                                               January 31,     July 31,
                                                   1995          1994
                                               ----------     --------
CURRENT ASSETS                                (unaudited)     (audited)
  Cash                                         $   1,449      $    997

  Accounts receivable, net                        16,903        18,348
  Inventories-
   Raw materials                                   8,220         7,180
   Work in process                                 2,088         2,219
   Finished goods                                  7,058         7,445
                                                 -------       -------
                                                  17,366        16,844

  Other current assets                             1,658           585
                                                 -------       -------
   TOTAL CURRENT ASSETS                           37,376        36,774

Property, equipment and technology, net            4,417         5,177
Excess of cost over net assets acquired, net       6,443         6,901
Other assets                                       3,669         3,491
                                                --------      --------
TOTAL ASSETS                                    $ 51,905      $ 52,343
                                                ========      ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowing                        $   5,125     $   3,225
   Current portion of long-term debt               6,004         3,153
   Accounts payable                                8,330         7,217
   Accrued expenses                                3,069         3,880
                                                 -------       -------
      TOTAL CURRENT LIABILITIES                   22,528        17,475

Long-term debt, net of current portion             1,521         5,762
Other noncurrent liabilities                         659           526
                                                 -------       -------
      TOTAL LIABILITIES                           24,708        23,763

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                       75            74
   Additional paid-in capital                     22,327        21,704
   Retained earnings                               4,886         6,998
   Equity adjustments                                (91)         (196)
                                                 -------       -------
      TOTAL SHAREHOLDERS' EQUITY                  27,197        28,580

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 51,905      $ 52,343
                                                ========      ========




         See notes to condensed consolidated financial statements.

                  PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - in thousands, except per share amounts)


                                    Three Months Ended     Six Months Ended

                                        January 31,            January 31,

                                        1995       1994       1995      1994
                                      ------    -------    -------   -------

NET REVENUES                         $ 15,258  $ 18,809   $ 30,642  $ 37,320

COSTS AND EXPENSES
 Cost of revenues                       8,571    10,022     17,014    19,378
 Selling, general and administrative    5,239     5,403     10,565    11,055
 Product development and engineering    2,353     2,555      4,622     5,019
 Amortization of cost over
  net assets acquired                     233       252        466       500
                                      -------   -------    -------   -------
                                       16,396    18,232     32,667    35,952

OPERATING INCOME (LOSS)                (1,138)      577     (2,025)    1,368
                                      -------   -------    -------   -------

OTHER EXPENSE
 Interest expense                        (278)     (212)      (534)     (413)
 Other, net                                (6)      (38)       (81)      (77)
                                      -------   -------    -------   -------
                                         (284)     (250)      (615)     (490)

INCOME (LOSS) BEFORE INCOME TAXES      (1,422)      327     (2,640)      878

BENEFIT FROM INCOME TAXES                 284       297        528       253

NET INCOME (LOSS)                   $  (1,138)  $   624   $ (2,112)  $ 1,131
                                     =========  =======    ========    ======

 Net income (loss) per common and
  equivalent share                  $    (.15)  $   .08   $   (.28)  $   .14
                                      ========  =======    ========   ======

Shares used in per share calculation     7,499    8,094       7,473    7,903
                                      ========  =======    ========  =======














             See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)

                                                            For the Six
                                                      Months Ended January 31,


                                                          1995         1994
                                                       --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) from continuing operations         $ (2,112)    $  1,131

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                         2,489        1,718
    Benefit for income tax                                 (528)        (350)
    Other                                                  (220)         395
  Decrease (increase) in accounts receivable              1,445         (811)
  Increase in inventories                                  (522)      (2,675)
  Increase in other current assets                          (81)        (555)
  Increase in accounts payable                            1,113          497
  Increase (decrease) in other current liabilities         (688)         528
                                                          ------      ------
Net cash provided by (used in) operating activities         896         (122)


CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for purchased technology                       (20)        (297)
Expenditures for property and equipment                  (1,172)        (671)
                                                         ------       ------
Net cash used in investing activities                    (1,192)        (968)


CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                       1,900          854
Borrowings on long-term debt                                 84        1,927
Payments on long-term debt                               (1,473)      (2,183)
Issuance of common stock                                    132           82
Dividends paid                                                -         (147)
Other                                                       105          217
                                                         ------       ------
Net cash provided by financing activities                   748          750


CASH AT THE BEGINNING OF THE PERIOD                         997          774
                                                         ------       ------


CASH AT THE END OF THE PERIOD                          $  1,449     $    434
                                                        =======      =======


         See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three and Six Months
                      Ended January 31, 1995 and 1994

1. The accompanying condensed consolidated financial statements, which should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended July 31, 1994, apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of January 31, 1995 and the results of operations for the three and six months ended
    January 31, 1995 and 1994. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

    Certain reclassifications have been made to prior period consolidated financial statements to conform to the January 31, 1995 presentation.

2. The Company has recorded a benefit for income taxes for the three and six months ended January 31, 1995 of $284,000 and $528,000, respectively. The benefit is based on the projected annualized effective tax rate for the fiscal year including the effects of state taxes and foreign tax liabilities.

3. As noted in the Company's Annual Report on Form 10-K, the Company had a working capital facility which expired on December 31, 1994. The bank has agreed to extend the facility until April 15, 1995. The facility, as extended, provides for a total borrowing capacity of $5,500,000 subject to a maximum based on qualified accounts receivable. At
    January 31, 1995, the Company had borrowed the maximum allowed under the formula.

    The Company also has an acquisition term loan and other term loans with its principal bank which require monthly payments. These loans bear interest ranging from the prime rate to the prime rate plus 1/2% and require payments of $210,000 per month plus accrued interest.
    At January 31, 1995, the total principal due under all term loans was $5,407,000.

    At January 31, 1995, the Company was not in compliance with one of the covenants in the loan agreement. Therefore, the portion of these loans due after January 31, 1996 totalling in the aggregate, $2,887,000, has been classified as a current liability. The Bank has agreed not to take any action regarding the non-compliance. The Company is in the process of renegotiating the loan agreement with its principal bank.

4. In February 1995, Henry D. Epstein exercised 80,000 Class B warrants which were issued in March 1987. These warrants were issued with a per share exercise price of $2.34, the fair market value of the Company's common shares on the date the warrants were issued. Mr. Epstein exercised the warrants by remitting 62,400 shares with a fair market value of $3.00 on the date of the exercise.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                      LIQUIDITY AND CAPITAL RESOURCES

During the first half of fiscal 1995, the Company has generated cash of $896,000 from operating activities primarily from non-cash expenses
(mostly depreciation) of $1,741,000, a reduction in accounts receivable of $1,445,000 and an increase in accounts payable and other current liabilities of $445,000.

These are partially offset by the loss from operations of $2,112,000 and an increase in inventories of $522,000. The decrease in accounts receivable is the result of the normal collection of earlier sales and the lower sales volume while the increase in accounts payable results from better management of payments to vendors.

The increase in inventories, which are significantly lower than the increase experienced in the comparable fiscal 1994 period, are the result of lower than expected sales in January partially offset by the reduction in inventories of products being phased out. The Company regularly provides a reserve for products which are obsolete and therefore does not expect any unusual write-offs as a result of the phase out of older products.

In addition to cash generated from operations, the Company has increased the amount borrowed from its principal bank. As described in the Notes to Condensed Consolidated Financial Statements, the working capital facility was originally scheduled to expire on December 31, 1994. The bank has agreed to extend the facility until April 15, 1995 and is currently renegotiating the loan agreement. At January 31, 1995, the Company had borrowed the maximum allowed under the facility. Because of the significant loss for the first six months of fiscal 1995, the Company was not in compliance with one of the covenants of the loan agreement. As a result of the non-compliance, all outstanding loans have been classified entirely as a current liability. The bank has agreed not to take any action regarding the non-compliance while negotiations for a new loan agreement are proceeding.

In order to generate cash, The Company is also attempting to sell the variable autotransformer and power supply product lines which are part of the Company's Technipower subsidiary. If the transaction occurs, it is anticipated some portion of the cash generated will be available to finance growth of data communications products.

The ability of the Company to generate adequate cash for operational and capital needs is dependent on the Company successfully completing the loan negotiations with its principal bank.

                           RESULTS OF OPERATIONS

During the second quarter of fiscal 1995, the Company instituted an expense reduction program at the Datability Networks division. This program is expected to result in savings of over $3,000,000 annually with the financial benefits beginning in the third quarter of fiscal 1995.

Revenues for the second quarter of fiscal 1995 were $15,258,000 compared to $18,809,000 for the second quarter of fiscal 1994, or a decrease of $3,551,000 (19%). For the first half of fiscal 1995 revenues were $30,642,000 compared to $37,320,000, or a decrease of $6,678,000 (18%).
Revenues for both the three and six months compared to the prior year are lower as customers have been holding orders awaiting the release of the newer technology V.34 modems and shipments of new wide area networking products. The Company expects to start shipping V.34 modems during the third quarter. Revenues for the second quarter of fiscal 1995 were at the same level as the first quarter of fiscal 1995.

Gross margins for the second quarter of fiscal 1995 decreased to 44% from 47% in the second quarter of fiscal 1994. Gross margins for the first half of fiscal 1995 were 45% compared to 48% for the first half of fiscal 1994. The decline in margins is the result of the lower production volumes which generated higher unfavorable manufacturing variances in fiscal 1995 compared to fiscal 1994.

Selling, general and administrative costs decreased by $164,000 (3%) to $5,239,000 in the second quarter of fiscal 1995 from $5,403,000 in the second quarter of fiscal 1994. Lower commissions in the second quarter of fiscal 1995 due to the lower sales volume are the cause of this reduction. For the first half of fiscal 1995, selling, general and administrative expenses were $10,565,000 compared to $11,055,000 for the first half of fiscal 1994, or a decrease of $490,000 (4%). This decrease was caused by lower commissions due to the lower sales volume and the savings that resulted from deleting several administrative functions in the Carlstadt, New Jersey facility during the first quarter of fiscal 1994.

Product development and engineering expenses for the second quarter of fiscal 1995 were $2,353,000 compared to $2,555,000 for the second quarter of fiscal 1994, or a decrease of $202,000 (8%). For the first six months of fiscal 1995, product development and engineering expenses were $4,622,000 compared to $5,019,000, or a decrease of $397,000 (8%). During fiscal 1994, the Company consolidated several engineering tasks in Gaithersburg which resulted in overall savings and reduced total payroll costs by approximately $200,000 per quarter.

The amount of debt outstanding at January 31, 1995 was $12,650,000. The increase in outstanding debt along with the increase in average interest rates from 7.4% for the first six months of fiscal 1994 to 8.5% for the first six months of fiscal 1995, have increased the interest expense for both the three and six months ended January 31, 1995 compared to the same periods in fiscal 1994.

For the first six months of fiscal 1995, the Company has recorded a tax benefit of $528,000 as a result of the loss before income taxes of $2,640,000. The benefit is based on the annualized effective tax rate projected for the full fiscal year including the effect of state taxes and foreign taxes. In the first six months of fiscal 1994, the Company recorded a tax benefit of $253,000 as a result of a review of the reserve requirements under SFAS 109, Accounting for Income Taxes.


                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 6.  Exhibits and Reports on Form 8-K


      Exhibits

    None

      Reports on Form 8-K

      None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Penril DataComm Networks, Inc.
                             -------------------------------------------
                                        (Registrant)




DATE:  March 13, 1995           BY:/s/ Henry D. Epstein
                             -------------------------------------------
                                Henry D. Epstein
                                Chief Executive Officer and
                                Chairman of the Board of Directors








DATE:  March 13, 1995         BY:/s/ Richard D. Rose
                             ------------------------------------------
                                Richard D. Rose
                                Chief Financial Officer