Form 10-Q
period 1995-04-30
PENRIL DATACOMM NETWORKS INC
filed 1995-06-14
CIK 77328

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549



                                 FORM 10-Q

                             QUARTERLY REPORT

      Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTER ENDED APRIL 30, 1995

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

                      Yes    X          No


                       Common Stock, $.01 par value,
                       7,534,204 shares outstanding
                            as of June 7, 1995

                       PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                         ASSETS
                                                April 30,     July 31,
                                                     1995         1994
                                                  -------      -------
CURRENT ASSETS                                 (unaudited)    (audited)
  Cash                                           $  1,161     $    997
  Accounts receivable, net                         15,315       18,348
  Inventories-
   Raw materials                                    8,394        7,180
   Work in process                                  2,864         2,219
   Finished goods                                   6,368         7,445
                                                  -------      -------
                                                   17,626       16,644

  Other current assets                              2,258           585
                                                  -------      -------
   TOTAL CURRENT ASSETS                            36,360       36,774

Property, equipment and technology, net             3,890        5,177
Excess of cost over net assets acquired, net        6,159         6,901
Other assets                                        2,780        3,491
                                                  -------      -------
TOTAL ASSETS                                     $ 49,189     $ 52,343
                                                  =======      =======
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowing                          $  5,125    $   3,225
   Current portion of long-term debt                2,921        3,153
   Accounts payable                                 8,265        7,217
   Accrued expenses                                 2,707        3,880
                                                  -------      -------
      TOTAL CURRENT LIABILITIES                    19,018       17,475

Long-term debt, net of current portion              3,868        5,762
Other noncurrent liabilities                          740          526
                                                  -------      -------
      TOTAL LIABILITIES                            23,626       23,763

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                        75           74
   Additional paid-in capital                      22,327       21,704
   Retained earnings                                3,188        6,998
   Equity adjustments                                 (26)        (196)
                                                  -------      -------
      TOTAL SHAREHOLDERS' EQUITY                   25,563       28,580

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 49,189     $ 52,343
                                                  =======      =======

         See notes to condensed consolidated financial statements.

                  PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - in thousands, except per share amounts)


                                     Three Months Ended   Nine Months Ended
                                           April 30,            April 30,
                                         1995      1994      1995      1994
                                      -------   -------   -------   -------
NET REVENUES                         $ 14,835  $ 18,448  $ 45,477  $ 55,768

COSTS AND EXPENSES
 Cost of revenues                       8,603     9,743    25,617    29,121
 Selling, general and administrative    5,077     5,517    15,642    16,572
 Product development and engineering    2,228     2,687     6,850     7,706
 Amortization of cost over
  net assets acquired                     233       183       699       683
                                      -------   -------   -------   -------
                                       16,141    18,130    48,808    54,082

OPERATING INCOME (LOSS)                (1,306)      318    (3,331)    1,686
                                      -------   -------   -------   -------
OTHER EXPENSE
 Interest expense                        (374)     (223)     (908)     (636)
 Other, net                               (18)       (1)      (99)      (78)
                                      -------   -------   -------   -------
                                         (392)     (224)   (1,007)     (714)

INCOME (LOSS) BEFORE INCOME TAXES      (1,698)       94    (4,338)     (972)

BENEFIT (PROVISION) FROM INCOME TAXES      --        (9)      528       244

NET INCOME (LOSS)                    $ (1,698) $     85  $ (3,810) $  1,216
                                      =======   =======   =======   =======

 Net income (loss) per common and
  equivalent share                     $ (.22)   $  .01     $(.51) $    .15
                                      =======   =======   =======   =======

Shares used in per share calculation    7,534     7,991     7,534     7,904
                                      =======   =======   =======   =======



             See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)

                                                            For the Nine
                                                      Months Ended April 30,


                                                         1995         1994
                                                      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) from continuing operations       $ (3,810)    $  1,216

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                       3,776        2,533
    Benefit for income tax                               (528)        (244)
    Other                                                (189)         675
  Decrease (increase) in accounts receivable            2,933       (3,149)
  Increase in inventories                                (982)      (2,056)
  Increase in other current assets                       (133)        (284)
  Increase (decrease) in accounts payable               1,048         (145)
  Increase (decrease) in other current liabilities       (567)         496
                                                      -------      -------
Net cash provided by (used in) operating activities     1,548       (1,170)


CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for purchased technology                    (255)        (463)
Expenditures for property and equipment                (1,205)      (1,558)
                                                      -------      -------
Net cash used in investing activities                  (1,460)      (2,021)


CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                     1,900        3,094
Borrowings on long-term debt                               84        2,656
Payments on long-term debt                             (2,208)      (3,232)
Issuance of common stock                                  132          270
Dividends paid                                             --         (147)
Other                                                     168          197
                                                      -------      -------
Net cash provided by financing activities                  77        2,838


CASH AT THE BEGINNING OF THE PERIOD                       997          774
                                                      -------      -------


CASH AT THE END OF THE PERIOD                        $  1,161     $    421
                                                      =======      =======

         See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the three and nine months
                      Ended April 30, 1995 and 1994


1. The accompanying condensed consolidated financial statements, which should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended July 31, 1994, apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of April 30, 1995 and the results of operations for the three and nine months ended April 30, 1995 and 1994. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Certain reclassifications have been made to prior period consolidated financial statements to conform to the April 30, 1995 presentation.

2. The Company has recorded a benefit for income taxes for the nine months ended April 30, 1995 of $528,000. The benefit is based on the projected annualized effective tax rate for the fiscal year including the effects of state taxes and foreign tax liabilities.

3. As noted in the Company's Annual Report on Form 10-K, the Company had a working capital facility with a total borrowing capacity of $5,500,000 which expired on December 31, 1994. In addition, the Company has several term loans with its principal bank. These loans require payments of $210,000 per month plus accrued interest. In April 1995, the Company completed negotiations with its principal bank to extend the working capital facility to December 31, 1995 and continue the term loan monthly principal payments of $210,000. The maximum amount available under the working capital facility is limited to the total of eligible accounts receivable plus eligible inventory less outstanding term loans. The amounts borrowed under the new agreement bear interest at the prime rate plus 2%.

     At April 30, 1995, the Company had borrowed $5,222,000 under the working capital facility, including $91,000 for letters of credit.

     Long-term debt at April 30, 1995 and July 31, 1994 consisted of (in thousands):

                                     April 30,       July 31,
                                        1995           1994
                                       ------         ------
          Term Loans                  $ 4,778        $ 6,668
          Subordinated Debt             1,054          1,054
                                       ------         ------
                                        5,832          7,722
          Capital leases and other        957          1,193
                                       ------         ------
                                        6,789          8,915
          Less current portion         (2,921)        (3,153)
                                       ------         ------
          Long-term debt              $ 3,868        $ 5,762
                                       ======         ======

     The amended credit facility requires the Company to maintain a ratio of adjusted earnings to interest expense of 1.5 to 1 at April 30, 1995 and 2.0 to 1 thereafter, a ratio of adjusted earning to fixed charges of 1.5 to 1 beginning July 31, 1995 and a debt to equity ratio of 1.2 to 1.

     As part of the amended credit agreement, Datability, Inc., a wholly-owned subsidiary of the Company, was required to amend the subordinated debt agreement. This amendment reduced the principal payment due May 6, 1995 to $75,775, with additional principal payments allowed only after the term loans have been
     reduced by $3,000,000.   All other terms remain unchanged.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1995, the Company generated cash of $1,548,000 from operating activities. Non-cash expenses of $3,059,000 (including depreciation and amortization of $3,776,000) plus a reduction in accounts receivable of $2,933,000 and an increase in accounts payable of approximately $1,048,000 offset an operating loss of $3,810,000 and an increase in inventory of $982,000. The decrease in accounts receivable is the result of normal collection of earlier sales and lower sales volume. The increase in accounts payable is the result of better management of payments to vendors.

The increase in inventories of $982,000 for the first nine months of fiscal year 1995 is due to lower than expected sales in April 1995. The increase is partially offset by a reduction in inventories of products being phased out. The Company regularly provides a reserve for products which are obsolete and no unusual write-offs are expected as a result of the phase out of older products.

The Company has renegotiated its credit agreement with its principal bank. As described in the Notes to Condensed Consolidated Financial Statements, the working capital facility provides a maximum of $5,500,000 and is scheduled to expire on December 31, 1995. At April 30, 1995 the Company had borrowed $5,222,000.

The Company is also attempting to sell the variable autotransformer and power supply product lines which are part of the Company's
Technipower subsidiary. If the transactions occur, some portion of the cash generated will be used to reduce the amount borrowed from its principal bank.

The ability of the Company to generate adequate cash for operational and capital needs is dependent on the success of the Company to increase sales of its data communications products, of which several have been introduced in fiscal 1995, along with the sale of the Technipower product lines.

                         RESULTS OF OPERATIONS

During the third quarter of fiscal 1995, the Company's net revenues were $14,835,000 compared to $18,448,000 in the third quarter of 1994, or a decrease of $3,613,000 (19%). Revenues for the first nine months of fiscal 1995 were $45,477,000 compared to $55,768,000 for the same period in fiscal 1994, a decrease of $10,291,000 (18%). Revenues for both the three and nine months of fiscal 1995 are lower than the prior year's comparable revenues because customers have been holding orders awaiting the release of the newer V.34 modems and because there were lower than expected shipments of new wide area networking technology products. The Company began shipping, in limited quantities, V.34 modems during the third quarter.

Gross margins for the third quarter of fiscal 1995 decreased to 42% from 44% in the second quarter. Gross margins for the nine months of fiscal 1995 were 44% compared to 47% for the nine months of fiscal 1994. The decline in margins is the result of lower production volumes which generated higher unfavorable manufacturing variances in fiscal 1995 compared to fiscal 1994 and in the fiscal 1995 third quarter, start-up manufacturing costs on the newer V.34 modems along with lower margins on products being phased out.

Selling, general and administrative costs decreased by $440,000 (8%) to $5,077,000 in the third quarter of fiscal 1995 from $5,517,000 in the third quarter of fiscal 1994. For the first nine months, selling, general and administrative expenses were $15,642,000 compared to $16,572,000 for the first nine months of fiscal 1994, or a decrease of $930,000 (6%). The decrease was the result of eliminating several administrative functions in the Carlstadt, New Jersey facility during the first quarter of fiscal 1994, and the result of lower commissions expense due to lower sales volume. These were partially offset by the addition of international sales personnel.

Product development and engineering expenses for the third quarter of 1995 were $2,228,000 compared to $2,687,000 for the third quarter of fiscal 1994, or a decrease of $459,000 (17%). For the first nine months of fiscal 1995, product development and engineering expenses were $6,850,000 compared to $7,706,000 or a decrease of $856,000
(11%). During fiscal 1994, the Company consolidated several engineering tasks in Gaithersburg which resulted in overall savings and reduced total payroll costs by approximately $200,000 per quarter. Additional reductions in payroll costs were made during the third quarter of fiscal 1995.

Interest expense for the first nine months of fiscal 1995 was $908,000 compared to $636,000 for the same period in fiscal 1994. The increase in the prime interest rate from 7.0% in fiscal 1994 to 9.0% in the third quarter of fiscal 1995 combined with the increase in the rate charged by the Company's principal bank from prime plus 1/2% to prime plus 2% has been the reason for the increased interest expense for both three and nine month periods.

For the first six months of fiscal 1995, the Company has recorded a tax benefit of $528,000 as a result of the loss before income taxes of $2,640,000. The benefit is based on the annualized effective tax rate projected for the full fiscal year including the effect of state taxes and foreign taxes. In the first six months of fiscal 1994, the Company recorded a tax benefit of $253,000 as a result of a review of the reserve requirements under SFAS 109, Accounting for Income Taxes. A review in the third quarter of fiscal 1995 indicates no additional benefit was available for the three months ending April 30, 1995.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          On December 24, 1994 the Company filed a complaint against Network Systems Corporation of Minneapolis, Minnesota ("NSC") in the Circuit Court for Montgomery County, Maryland. The litigation arises out of a contract in which the Company agreed to develop certain computer hardware and software to NSC's specifications. The Company alleges breach of contract, fraudulent inducement and defamation and is seeking specific performance, compensatory damages of $2,000,000 and punitive damages of $5,000,000. On March 28, 1995 NSC filed an answer and counterclaim in which NSC alleges negligent misrepresentation, fraud, and breach of the contract by the Company. NSC is seeking recession of the contract, restitution of monies paid by NSC to the Company, compensatory damages of $5,000,000 and punitive damages in an unspecified amount. The Company believes the counterclaim of NSC is without merit.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on March 22, 1995, at which time the shareholders elected two Class II directors listed in the proxy statement. The vote was:

          Directors                  IN FAVOR       WITHHELD
          ---------                ----------     ----------
          John P. Lowe, Jr.         6,813,269         83,634
          Michael H. Newlin         6,840,116         56,787

Item 6.  Exhibits and Reports on Form 8-K

          Exhibits
          --------
          4.01 Second Amended and Restated Credit Agreement dated as of April 25, 1995 to the Amended and Restated Credit Agreement dated as of May 6, 1993 between Penril Datacomm Networks, Inc. and Signet
                  Bank/Maryland

          4.02 Amendment No. 1 dated as of April 25, 1995 to the Subordination Agreement dated as of May 6, 1993, among Howard International Corporation, John
                  Howard, Signet Bank/Maryland, and  Datability, Inc.



          Reports on Form 8-K
          -------------------
          None

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

                                 Penril DataComm Networks, Inc.
                           -------------------------------------------
                                        (Registrant)




DATE:  June 14, 1995         BY:/s/ Henry D. Epstein
                             -----------------------------------
                                Henry D. Epstein
                                Chief Executive Officer and
                                Chairman of the Board of Directors




DATE:  June 14, 1995         BY:/s/ Richard D. Rose
                                      -----------------------------------------
                                Richard D. Rose
                                Chief Financial Officer