Form 10-K
period 1995-07-31
PENRIL DATACOMM NETWORKS INC
filed 1995-10-27
CIK 77328

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
                                 ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1995
                           Commission File No. 1-7886

                         PENRIL DATACOMM NETWORKS, INC.
                             A Delaware Corporation
                   IRS Employer Identification No. 34-1028216
            1300 Quince Orchard Blvd., Gaithersburg, Maryland 20878
                           Telephone - (301) 417-0552

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                             Title of each class:
                         Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                           -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              -----

As of October 18, 1995 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $52 million.

As of October 18, 1995 there were 9,058,552 shares of the registrant's Common Stock, $.01 par value outstanding.

                           PART I
ITEM 1.  BUSINESS

Penril DataComm Networks, Inc. ("Penril" or the "Company") develops and markets network access devices which enable local, remote or mobile users to access network resources located at remote sites, central sites or any other point in the network. The Company possesses each of the technologies needed for a complete network access solution including: remote Local Area Network
(LAN) access, high performance modems and modem channel banks, bridges and routers, host access from asynchronous terminals and multiplexors for efficient access to the Wide Area Network (WAN). In addition, the Company's wholly-owned subsidiary, Electro-Metrics, Inc. (EMI) specializes in the production of sophisticated high frequency electronic instrumentation equipment.

During the fourth quarter of fiscal 1995, the Board of Directors made the decision to sell the Technipower, Inc. subsidiary. Consequently, Technipower has been classified as a discontinued operation. Unless otherwise stated, the information contained in this Form 10-K describes the status of the continuing operations of the Company although the effect of the discontinued operation is disclosed.

DATA COMMUNICATIONS

Revenues from data communications products accounted for 90%, 91 % and 87% of the Company's consolidated revenues in the fiscal years ended July 31, 1995, 1994 and 1993, respectively. These revenues come through a distribution channel composed of value-added resellers (VARs), original equipment manufacturers (OEMs) and selected distributors in more than 40 countries. Sales directly to end-user customers accounted for less than 10% of the Company's revenues.

PRODUCTS

Penril offers its customers a wide array of network access products. Since the acquisition of Datability Inc. in May 1993, the Company has sought to create an integrated product line which combines the two companies' strengths. This combined technology base is being realized in a single, scaleable hardware platform known as "AccessBeyond"(trademark). Thus, a single hardware platform may include remote LAN access, bridging/routing, multiplexing or host access via the software running on it. Forming the functional basis for "AccessBeyond" is Penril's existing product line which is organized into four distinct areas:

                 LAN Access
                 High Speed Modems
                 T1 Customer Premise Equipment
                 Host Access

LAN Access Products

Linkup(trademark) Dial Access Server - The Linkup family of remote access products provide both dial-in and dial-out LAN access for TCP/IP, DEC LAT and IPX users. On the wide area network, Linkup's 4 and 8 port devices target smaller sites requiring remote node support, while the 24 port model with integrated modems supports larger installations. Linkup's asynchronous ports support host access applications. The products include Microsoft Windows-based client software along with comprehensive security and management capabilities. To simplify installation, the Company provides Network-in-a-Box(trademark), a pre-configured Linkup remote access solution with everything required for quick and easy installation.

BRX Router - The BRX family includes high performance, modular switching routers that provide up to 16 LAN ports and 2 WAN ports, and are offered in either a free standing format or as a card for insertion into customer equipment. The BRX also offers high performance store and forward switching capabilities as evidenced by its 90,000 pps filtering and forwarding rate. The key to the BRX product line is in the Constellation(trademark) multiprotocol bridge/router software which provides a scaleable routing/switching solution. Each BRX product is shipped with an integrated management port which supports an SNMP-based network management software.

Constellation Multiprotocol Bridge/Routing Software - Constellation uses an innovative software architecture for high performance bridging and routing featuring one of the broadest suites of protocols available in the market today (including IP, IPX, AppleTalk II, OSPF and RIP among others). WAN support includes X.25, Frame Relay and HDLC. Penril also provides virtual LAN software for advanced switching capabilities. The Company pioneered the concept of Logical Bridge Routing, a methodology which enables network managers to optimize bridge/router port configurations for efficient, high performance networks. The software provides comprehensive network management capabilities.

High Speed Modems

Penril's V.34bis modems offer the highest performance available today for analog modems. Based on a proprietary DSP and controller design, Penril's V.34bis modems offer many advanced features including data transmission speeds up to 33,600 bits per second, protocol intelligent compression performance (e.g. Internet Asynchronous PPP and SLIP) and remote software upgradeability for implementation of future standards.

Modems are delivered in several form factors including desktop boxes and modem cards which implement up to eight modems on a single board.

T1 Customer Premise Equipment

The Company offers a complete line of multiplexors (MUXs) ranging from products which enable its MUX products to connect to LAN's, to large enterprise devices providing up to 304 ports or 36 trunk lines. Penril MUX products can function as a data PBX, an X.25 PAD, a statistical multiplexor, a terminal server or any combination of these.

In the first quarter of fiscal 1996, the Company introduced the VCX 500, a product that implements recently ported multiplexor software onto the "AccessBeyond" hardware platform. This is the first product based on this new architecture. One unique feature of the new architecture is the ability in the future to swap cards which today perform a multiplexing function with cards that will perform other functions such as routing, switching or remote access. This means a customer could purchase the VCX 500 today to replace an older MUX in a network and then upgrade the VCX 500 with routing, switching or remote access functions as the customer's need for those functions arises. Penril is the only MUX supplier with this capability.

Penril also supplies a channel bank product which provides channelized T1 support. In late 1994, the Company introduced the Cyclone product. This was the first product to implement technology from both Penril and Datability. Cyclone is a T1 channel bank packaged to include MUX and remote access capability, providing flexible WAN and LAN connectivity.

Host Access

The Company is a leader in the market for host access (terminal server) products. These products are multipurpose communication servers that combine both wide area and local area networking capability in a modular, cost-effective high performance chassis. The systems offer either single or multiprotocol networking capabilities and a selection of interchangeable line cards which provide a suite of WAN gateway and asynchronous communications options.

Although the overall market for host access devices is in decline, the Company continues to have success by integrating its host access functions into the MUX and remote access products.

ELECTRONIC INSTRUMENTATION EQUIPMENT

Electronic instrumentation equipment products, which are sold by EMI, are marketed by an effective combination of EMI's small direct sales force driving a network of independent sales representatives to both commercial and government agencies. Revenues from these products accounted for 10%, 9% and 13% of the Company's consolidated revenues in the fiscal years ended July 31, 1995, 1994 and 1993, respectively.

Electro-Metrics products incorporate technologies that detect, process and measure very weak signals and provide accurate frequency discrimination over a very wide frequency spectrum up to 60 gigahertz. EMI's test equipment products measure and record electromagnetic field strength for testing electromagnetic interference or electromagnetic susceptibility. The equipment offers simple, automated test set-ups, data handling and recording for operators with a minimum of skill and experience.

Recently, EMI has expanded its wideband radio technology to the design of equipment for communications security and remote control applications in satellite communications terminals for commercial as well as government users. The acquisition in 1993 of a start-up company's patents and fiber optic modem technology has given EMI an entry into the satellite communications terminal control market. Electro-metrics has also identified new strategic opportunities in test and compliance instrumentation for the rapidly emerging wireless voice and data communications markets.

SUPPLIERS

Material and components for the Company's products are purchased from outside suppliers. While most components are available from several suppliers, a few are provided from sole-source vendors. The Company believes that in most cases alternative sources of supply could be obtained within a reasonable time period; however, an interruption in the supply of such components could have a temporary adverse effect on the Company's operations.

PATENTS, COPYRIGHTS AND LICENSES

As with many companies in high technology industries, the Company owns or is licensed under a number of patents and copyrights and may desire in the future to obtain additional licenses related to its products. The Company believes, based on industry practice, that any necessary licenses could be obtained. The costs of such licenses may vary significantly depending on the nature of the patent or copyright.

BACKLOG

A significant portion of data communications revenues are based on customer purchase orders with immediate shipment requirements. Backlog, which tends not to be significant in data communications products, is a result of the occasional customer order with future scheduled shipment requirements or misalignment of demand and production of a particular product. Because data communications revenues constitute such a significant portion of the revenues of the Company, it is the opinion of the Company's management that the dollar amount of backlog at any given time is not indicative of the actual level of revenues which will ultimately be realized during future periods. Consequently, the Company's management believes that the amount of backlog is not a material consideration in understanding the Company's business operations.

COMPETITION

The Company encounters substantial competition in the marketing of its products and many of its competitors have greater financial, marketing and technical resources. Important competitive factors in the markets for the Company's products are established customer base, product performance and features, service and support as well as price. The Company believes that it competes favorably with respect to these factors. There can be no assurance that the Company's products will compete successfully with competitive products that may be offered in the future or that aggressive pricing will not negatively impact the profitability of the Company.



RESEARCH AND DEVELOPMENT

Under its own sponsorship, the Company is continuously engaged in the development of new products as well as the development and enhancement of its existing products. The Company expensed approximately $8,260,000 (14% of consolidated revenues) for product development and engineering during fiscal 1995 compared to $9,567,000 (14% of consolidated revenues) in fiscal 1994 and $6,373,000 (13% of consolidated revenues) in fiscal 1993.

ENVIRONMENTAL MATTERS

The Company's compliance with federal, state and local environmental laws has had no material effect upon the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

As of July 31, 1995, the Company employed 324 full-time and 16 part-time employees. The Company believes that its future success will depend largely on its ability to retain certain key personnel and to recruit and retain additional highly skilled employees who are in great demand. The Company has employment contracts with certain officers, but does not have employment contracts with its other employees. The Company has experienced no work stoppages and believes that its employee relations are satisfactory.


INTERNATIONAL OPERATIONS

The Company has subsidiaries located in the United Kingdom and Hong Kong. Reference is made to Note 10 of the Notes to Consolidated Financial Statements contained in Part II, Item 8.

ITEM 2.  PROPERTIES

The Company and its subsidiaries lease manufacturing, warehouse and office facilities as follows:

Operation          Location                Size          Lease Expires
-----------------    --------------       ------------   --------------
Penril Datability    Gaithersburg, MD    84,000 Sq. Ft.  September, 1999
Penril Datability    Carlstadt, NJ       44,403 Sq. Ft.  September, 2001
Electro-Metrics      Johnstown, NY       40,400 Sq. Ft.  August, 2005
Penril Datability    Basingstoke, England 6,800 Sq. Ft.  August, 2006

Each location has separate space as required for manufacturing, engineering, marketing and administrative activities adequate for present purposes. The Company's executive offices are located in the Gaithersburg, Maryland facility. In addition to the facilities mentioned above, the Company also leases several sales offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

On December 24, 1994, the Company filed a complaint against Network Systems Corporation of Minneapolis, Minnesota ("NSC") in the Circuit Court of Maryland for Montgomery County. The litigation arises out of a contract in which the Company agreed to develop certain computer hardware and software to NSC's specifications. The Company alleges breach of contract, fraudulent inducement and defamation and is seeking specific performance, compensatory damages of $2,000,000 and punitive damages of $5,000,000. On March 28, 1995, NSC filed an answer and counterclaim in which NSC alleges negligent misrepresentation, fraud and breach of contract by the Company. NSC is seeking recision of the contract, restitution of monies paid by NSC to the Company, compensatory damages of $5,000,000 and punitive damages in an unspecified amount. As of October 10, 1995, the litigation was in the discovery stage. The Company believes the counterclaim of NSC is without merit.

The Company has initiated a lawsuit against Standard Microsystems Corp., SMC Massachusetts, Inc., Ashraf M. Dahad and Kwabena A. Kufo (the "Defendants") in the Circuit Court of Maryland for Montgomery County for breach of contract including failure to transfer technology, unfair competition and false representations. The suit seeks damages of not less than $8 million. The Defendants subsequently brought a counterclaim alleging breach of contract and recovery of amounts due under the contract which are approximately $1 million. As of October 10, 1995, the litigation was in the discovery stage.

In April 1994, the Company was involved in a jury trial brought in the United States District Court for the Northern District of Illinois, Eastern Division by Patricia Hennessy, a former employee in the Company's Chicago sales office, in which Ms. Hennessy alleged unfair discharge. The suit sought compensatory damages and punitive damages together with attorney's fees, costs and interest thereon. In September 1994, the Court entered judgement in favor of the plaintiff in the amount of $240,000. In November 1994, the Court entered judgement in favor of the plaintiff for attorney's fees and costs in the amount of $146,000. These judgements have been appealed. Management believes the Company's position is sound and that the Company should prevail on the appeal. On September 8, 1995, oral arguments were presented to the Court of Appeals and the Court has taken the case under advisement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted on the NASDAQ National Market System under the symbol PNRL. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

                                   1995                            1994

                           High           Low            High           Low

       First Quarter     $ 4 1/8        $ 2 3/4        $ 5 3/4        $ 3 3/4
       Second Quarter      3 3/8          2 1/8          7 1/8          4 7/8
       Third Quarter       4 3/4          2 3/4          7 1/2          5 1/4
       Fourth Quarter      6              3 1/8          6              3 1/8

The current quoted price of the stock is listed daily in the Wall Street Journal in the NASDAQ National Market System section. The number of holders of record of the Company's Common Stock as of October 18, 1995 was 1,132.

Reference is made to Note 8 of the Notes to Consolidated Financial Statements contained in Part II Item 8 for the maximum cash dividends per share permitted under the bank credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA

Data from the Consolidated Statements of Operations included in the following table pertain to the Company's continuing and discontinued operations(in thousands except per share amounts).  The results include the operations of Datability, Inc.
("Datability") from May 6, 1993, the date of acquisition.  This transaction is described more fully in Note 3 to the accompanying
Consolidated Financial Statements.


                                                       Years Ended July 31,
                                               1995          1994      1993       1992        1991
                                            -------       -------   -------    -------     -------
Continuing operations
  Net Revenues                             $ 58,219      $ 67,842  $ 50,576   $ 40,336    $ 46,998
  Net Income(Loss)                           (4,492)        2,408       868        593       6,913
  Earnings(Loss) per share                     (.60)          .31       .13        .09        1.01

Discontinued operations
  Net Revenues                                3,351         5,991     6,226      6,599       5,589
  Net Income(Loss)                           (1,783)         (891)     (737)       501           5
  Loss on Disposal                           (1,400)           --        --         --          --
  Earnings(Loss) per share
    Discontinued operations                    (.24)         (.12)     (.11)       .07          --
    Loss on disposal                           (.18            --        --         --          --

Cash Dividends
  per share                                      --           .02        --        .02          --

At Year End:
 Total Assets                                45,132        51,823    50,153     29,367      32,333
 Long-Term Debt                               5,681         8,890    10,217      1,875       5,196
 Shareholders' Equity                        21,723        28,580    27,501     22,177      20,901

The above data gives effect to the stock split paid in the form of a stock dividend in fiscal 1991 of 33-1/3%.
/TABLE

Quarterly Financial Data

A summary of the Company's consolidated results of continuing operations for each of the fiscal quarters for the years ended July
31, 1995 and 1994 is shown in the table below.

Fiscal 1995 Quarters Ended:       October 31,1994  January 31, 1995   April 30, 1995    July 31, 1995
---------------------------        --------------   ---------------   ---------------   -------------
  Revenues                               $ 14,556          $ 14,326          $ 14,053        $ 15,284
  Gross profit                              6,846             6,514             6,185           6,145
  Net loss                                   (614)             (786)           (1,166)        (1,926)
  Net loss per share                         (.08)             (.10)             (.15)          (.25)

Fiscal 1994 Quarters Ended:       October 31,1993  January 31, 1994    April 30, 1994  July 31, 1994
----------------------------      ---------------  ----------------    --------------  -------------
  Revenues                               $ 16,990          $ 17,277          $ 17,132       $ 16,439
  Gross profit                              8,773             8,594             8,517          8,410
  Net income                                  694               823               375            517
  Net income per share                        .09               .10               .05            .07


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations includes the results of Datability from May 6, 1993, the date of acquisition, and pertains only to the Company's continuing operations unless otherwise noted. As discussed in Note 2 to the Consolidated Financial Statements, operating results reflect the Technipower, Inc subsidiary, including the uninterruptible power supply business, as a discontinued operation.

                      Liquidity and Capital Resources

During fiscal 1995, the Company generated cash of $3,933,000 from continuing operating activities. Non-cash expenses, including depreciation of $4,621,000, coupled with reductions in accounts receivable and inventories and an increase in accounts payable offset the net loss of $4,492,000. The decrease in accounts receivable of $2,384,000 is the result of lower sales volume.

The reduction of inventories of $915,000 is due to a concentrated effort during the fourth quarter of fiscal 1995 to bring inventories in line with current sales volumes and the expected phase-out of older products. The inventory management efforts will continue into fiscal 1996 so that any impact from the introduction of new products and the phase-out of older products is minimized. The increase of accounts payable of $1,817,000, was caused by the management of payments to vendors in light of the tight cash position that existed at year-end.


As discussed more fully in Note 8 to the Consolidated Financial Statements, subsequent to year end, the Company completed the sale of 1,465,000 shares of the Company's unregistered common stock for $7,325,000 in a private placement to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P. and Pequot International Fund, Inc. The proceeds have been used to repay $1,500,000 of term debt as discussed below, and for working capital needs. In addition, in October 1995, the Company completed the sale of 50,000 shares of its unregistered common stock to Cramer Partners, L.P. The proceeds of $250,000 will be used for working capital needs.

In conjunction with the sale of common shares discussed above, the Company amended the credit agreement with its principal bank. The agreement, as amended, provides for a working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and inventory. At October 13, 1995, the Company had utilized $4,430,000 under the facility. The working capital facility expires on December 31, 1995 at which time, although there are no assurances, the management believes it will be able to renew the credit agreement provided the term loans are repaid as described below. Under the agreement the Company was required to repay $3,300,000 of the term debt during fiscal 1995. As noted above, the Company was required and did repay $1,500,000 of the term notes principal balance. The remaining balance of the term notes after making this payment was $2,000,000 (compared to $6,668,000 at July 31, 1994). Required principal payments for the remaining term notes is $137,000 a month plus accrued interest. Under the terms of the credit agreement as amended, the Company is required to repay the remaining term notes prior to December 31, 1995 with the proceeds from the sale of assets. The Company is currently attempting to sell the Company's Technipower subsidiary including the uninterruptible power supply business to comply with this provision. While there is no assurance the Company will be able to sell Technipower prior to December 31, 1995, the Company believes it has other remedies available should the sale not occur. See Note 5 for terms of the current bank financing agreement.

The ability of the Company to generate adequate cash for operational and capital needs is dependent on the success of the Company to increase sales of its data communications products coupled with the sale of assets, including the Technipower subsidiary. In addition it may be necessary to raise cash from other sources including sales of securities or other assets of the Company.

                           Results of Operations

Revenues for fiscal 1995 were $58,219,000 compared to $67,842,000 for fiscal 1994, a decrease of 14%. Revenues for fiscal 1994 increased 34% compared to fiscal 1993 revenues of $50,576,000. The increase in revenues in fiscal 1994 over fiscal 1993 is the result of the acquisition of Datability, Inc at the beginning of the fourth quarter of fiscal 1993. The decrease in revenues in fiscal 1995 compared to fiscal 1994 is partially attributable to the declining market for terminal servers and multiplexors; two main products of the Company. In addition to these declines, the Company experienced unexpected delays in the shipment of new products including the newer V.34 and V.34bis modems. The Company began shipping limited quantities of V.34 modems in the third quarter of fiscal 1995 and V.34bis modems in early fiscal 1996. Using the current product line as a functional basis, the Company has embarked on a program to replace the older products with a new, single hardware platform which includes such functions as remote LAN access, bridging/routing, multiplexing or host access. These new products, known as "AccessBeyond", will be introduced during fiscal 1996 and beyond.

Gross margins in fiscal 1995 decreased to 44% from 50% in fiscal 1994. This decrease is the result of lower manufacturing efficiencies related to inventory reduction programs and the lower volumes experienced in fiscal 1995, as well as the higher costs associated with the initial production of the V.34 modems that the Company started shipping in fiscal 1995. Gross margins in fiscal 1994 improved slightly over 1993 as a result of the higher sales volumes in general and of internetworking products in particular which carried higher gross margins than did other products.

Selling, general and administrative expenses decreased $389,000 in fiscal 1995 to $20,326,000 from $20,715,000. During the first half of fiscal 1994, the Company eliminated several administrative positions in its Carlstadt, New Jersey facility. In fiscal 1995, the Company underwent a cost reduction program to reduce staffing at its Gaithersburg, Maryland facility. These reductions resulted in personnel cost reductions of $967,000 in fiscal 1995 compared to fiscal 1994. As a result of the lower revenue levels, commissions decreased by $285,000. Partially offsetting these reductions were increases in depreciation and amortization of $573,000 for equipment used for demonstrations to customers and additional reserves for bad debts of $550,000. Selling, general and administrative expenses increased $4,184,000 to $20,715,000 in fiscal 1994 from $16,531,000 in fiscal 1993 as a result of the Datability acquisition.

Product development and engineering expenses were 14% of revenues for both fiscal 1995 and 1994, up from 13% in fiscal 1993. Product development and engineering expenses in fiscal 1995 were $8,260,000 compared to $9,567,000 in fiscal 1994, or a decrease of $1,307,000. This decrease is attributable primarily to lower personnel costs as a result of the Company's cost reduction efforts during fiscal 1995.
The increase in fiscal 1994 in product development and engineering expenses of $3,194,000 from the fiscal 1993 expenses of $6,373,000 was a result of the Datability acquisition in fiscal 1993.

The increase in amortization of cost over net assets acquired for fiscal 1995 and fiscal 1994 over the amount expensed in fiscal 1993 is the result of the Datability acquisition in the last quarter of fiscal 1993.

Interest expense was $1,227,000 for fiscal 1995 compared to $907,000 for fiscal 1994 and $330,000 for fiscal 1993. The increase in the prime rate from 7% in fiscal 1994 to 9% (reduced to 8-3/4% in the fourth quarter of fiscal 1995) during fiscal 1995 combined with the increase in the rate charged by the Company's principal bank from prime plus 1/2% to prime plus 2% led to the increase in interest expense in fiscal 1995 over fiscal 1994. The Datability acquisition in the fourth quarter of fiscal 1993 resulted in the Company borrowing $6,800,000 from its principal bank and assuming another $1,354,000 in subordinated debt. This increased debt load combined with the working capital needed in fiscal 1994 to finance the increase in accounts receivable and inventories caused the increase in interest expense in fiscal 1994 compared to fiscal 1993.

The benefit from income taxes is determined under Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes which the Company adopted in fiscal 1994. This statement requires the Company to record the deferred tax asset generated by net operating loss carryforwards, general business and other tax credits and to establish a valuation reserve based on an estimate of the realizability of the deferred tax asset. This analysis resulted in a benefit from income taxes, net of certain state taxes due, of $578,000 in fiscal 1995 and $513,000 in fiscal 1994. At July 31, 1995, the Company had deferred tax assets of $6,154,000 with a valuation reserve of $4,454,000 to reduce deferred tax assets to the amount expected to be realized. Management expects the realization of the remaining asset to occur through the sale of the Company's Technipower subsidiary which the Company has decided to sell, selling other non-core business assets and projected income resulting from new products being introduced in fiscal 1996 and 1997.

In summary, principally due to the cumulative effect of the decrease in revenues and the lower gross margins experienced as a result of the manufacturing inefficiencies caused by the lower volumes, the Company had a loss from continuing operations of $4,492,000 ($.60 per share) for fiscal 1995. After the operational loss of the discontinued business and estimated loss from the disposal of that business, the Company had a net loss of $7,675,000 ($1.02 per share) for the year ended July 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Penril DataComm Networks, Inc.
Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheets of Penril DataComm Networks, Inc. and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Penril DataComm Networks, Inc. and subsidiaries as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during the fiscal year ended July 31, 1994 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



\s\Deloitte & Touche LLP
------------------------


Deloitte & Touche  LLP
Washington, D.C.
October 17, 1995

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                                    Year ended July 31,
                                               1995        1994        1993
                                           --------    --------    --------
NET REVENUES FROM CONTINUING OPERATIONS    $ 58,219    $ 67,842    $ 50,576

COSTS AND EXPENSES
  Cost of revenues                           32,529      33,822      26,172
  Selling, general and administrative        20,326      20,715      16,531
  Product development and engineering         8,260       9,567       6,373
  Amortization of cost over
     net assets acquired                        834         816         308
                                            -------     -------     -------
                                             61,949      64,920      49,384

OPERATING INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                 (3,730)      2,922       1,192

OTHER EXPENSE
  Interest expense                           (1,227)       (907)       (330)
  Other, net                                   (113)       (120)        (60)
                                             ------      ------      ------
                                             (1,340)     (1,027)       (390)
                                             ------      ------      ------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        (5,070)      1,895         802

BENEFIT FOR INCOME TAXES                        578         513          66
                                             ------      ------      ------
INCOME (LOSS) FROM CONTINUING OPERATIONS   $ (4,492)   $  2,408     $   868

LOSS FROM DISCONTINUED OPERATIONS,
  net of income taxes                        (1,783)       (891)       (737)
LOSS ON DISPOSAL OF DISCONTINUED
  OPERATIONS, net of income taxes            (1,400)         --          --
                                             ------      ------      ------
NET INCOME (LOSS)                          $ (7,675)   $  1,517     $   131
                                             ======      ======      ======

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
     Continuing operations               $     (.60)  $     .31  $      .13
     Discontinued operations                   (.24)       (.12)       (.11)
     Loss on disposal of discontinued
        operations                             (.18)         --          --
                                             ------      ------      ------
                                              (1.02)        .19         .02
                                             ======      ======      ======

Shares used in per share calculation          7,559       7,809       6,950
                                             ======      ======      ======






See notes to consolidated financial statements.
PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

                                                               July 31,
                                                            1995       1994
ASSETS                                                    ------     ------
Current Assets
Cash                                                  $    1,087    $   995
Accounts receivable, less allowance for doubtful
   accounts of $1,134 in 1995 and $997 in 1994            14,766     17,150
Inventories                                               14,080     14,995
Deferred income taxes                                      1,700        539
Net assets of discontinued operations                      1,376      3,468
Other current assets                                         803        506
                                                          ------     ------
TOTAL CURRENT ASSETS                                      33,812     37,653
                                                          ------     ------

Property and Equipment, net                                3,122      4,703
Excess of Cost Over Net Assets Acquired, net               5,689      6,577
Other Assets                                               2,509      2,890
                                                          ------     ------
TOTAL ASSETS                                            $ 45,132   $ 51,823
                                                          ======     ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings                                $   5,095 $    3,225
  Current portion of long-term debt                        5,164      3,153
  Accounts payable                                         8,673      6,856
  Accrued compensation and commissions                     1,081      1,291
  Deferred revenue                                         1,245        861
  Other accrued expenses                                     892      1,291
                                                          ------     ------
TOTAL CURRENT LIABILITIES                                 22,150     16,677

Long-Term Debt, net of current portion                       517      5,737
Other Noncurrent Liabilities                                 742        829
                                                          ------     ------
TOTAL LIABILITIES                                         23,409     23,243
                                                          ------     ------

Commitments and Contingencies

Shareholders' Equity
 Serial preferred stock, $.01 par value; authorized,
   100,000 shares; issued, none                               --         --
 Common stock, $.01 par value; authorized, 20,000,000
  shares; issued and outstanding, 7,542,815 shares in
  1995 and 7,442,368 shares in 1994                           76         74
 Additional paid-in capital                               22,384     21,704
 Retained earnings (deficit)                                (677)     6,998
                                                          ------     ------
                                                          21,783     28,776
 Equity adjustment from foreign currency translation         (60)      (196)
                                                          ------     ------
TOTAL SHAREHOLDERS' EQUITY                                21,723     28,580
                                                          ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 45,132   $ 51,823
                                                          ======     ======

See notes to consolidated financial statements.

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                       Year Ended July 31,
                                                    1995      1994      1993
                                                  ------    ------    ------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net Income (Loss) from operations              $  (4,492)  $ 2,408    $  868

Adjustments to reconcile net income to
   net cash provided by operating activities
      Depreciation and amortization                4,621     3,837     2,755
      Benefit from deferred taxes                   (578)     (538)       --
      Other                                         (105)      136      (326)
  (Increase) decrease in assets:
    Accounts receivable                            2,384    (1,508)   (3,347)
    Inventories                                      915    (1,924)   (2,809)
    Other current assets                            (297)      (68)     (116)
  Increase (decrease) in liabilities:
    Accounts payable                               1,817      (788)    1,280
    Other liabilities                               (332)      730      (111)
Net cash provided by (used in) continuing         ------    ------    ------
 operating activities                              3,933     2,285    (1,806)

CASH FLOWS FROM DISCONTINUED OPERATIONS
  Loss from discontinued operations               (3,183)     (891)     (737)
  Non-cash charges and changes in working
    capital                                          824       539      (116)
  Provision for loss on disposal of
    discontinued operations                        1,400        --        --
                                                  ------    ------    ------
Net cash used in discontinued operations            (959)     (352)     (853)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition costs                                    --        --      (208)
 Expenditures for purchased technology            (1,049)   (1,126)     (973)
 Expenditures for property, equipment and
   other                                            (690)   (1,261)   (1,190)
                                                  ------    ------    ------
Net cash used in investing activities             (1,739)   (2,387)   (2,371)

CASH FLOWS FROM  FINANCING ACTIVITIES
Net borrowings under line of credit                1,870     2,740       485
Borrowings on long-term debt                          --     1,724     9,500
Payments on long-term debt                        (3,300)   (4,184)   (6,755)
Issuance of common stock                             193       319       908
Dividends paid                                        --      (147)       --
Other                                                 94       221      (110)
                                                  ------    ------    ------
Net cash provided by (used in)
  financing activities                            (1,143)      673     4,028

CASH AND CASH EQUIVALENTS
  AT THE BEGINNING OF THE YEAR                       995       776     1,778
                                                  ------    ------    ------
CASH AND CASH EQUIVALENTS
  AT THE END OF THE YEAR                      $    1,087 $     995    $  776
                                                  ======    ======    ======
SUPPLEMENTAL INFORMATION
Cash payments for income taxes                $      113 $      59    $  127
                                                  ======    ======    ======

Cash payments for interest                    $    1,103  $    795    $  260
                                                  ======    ======    ======


See notes to consolidated financial statements.

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
(In thousands, except shares)
                                                                   Additional                  Retained
                                                    Common Stock      Paid-in       Unearned   Earnings     Currency
                                                   Shares   Amount    Capital   Compensation   (Deficit)  Adjustment
                                                   ---------------  ---------   ------------   --------   ----------
BALANCE AUGUST 1, 1992                           5,940,993 $    59 $   16,538        $     -   $  5,497       $   83
  Net income                                                                                        131
  Issuance of common stock-
   For acquisition of Datability, Inc.           1,050,000      11      4,583
   Upon exercise of stock options                   56,663       1        115
   For employee stock award program                 63,080                245           (143)
   Upon exercise of warrants                       220,000       2        790
  Foreign currency translation adjustment                                                                       (411)
                                                 ---------   -----    -------          -----     ------       ------
BALANCE JULY 31, 1993                            7,330,736      73     22,271           (143)     5,628         (328)
  Net income                                                                                      1,517
  Dividends paid                                                                                   (147)
 Issuance of common stock-
   Upon exercise of stock options                  132,700       1        367
   Upon exercise of warrants                       180,000       2        400
  Shares retired in connection
   with the exercise of options and warrants       (66,840)     (1)      (458)
  Shares returned in conjunction
   with the valuation of Datability, Inc.         (124,388)     (1)      (828)
  Shares returned in conjunction with
   employee stock award program                     (9,840)               (32)            21
  Amortization of unearned income                                                        106
  Foreign currency translation adjustment                                                                        132
                                                 ---------   -----    -------          -----     ------       ------
BALANCE JULY 31, 1994                            7,442,368      74     21,720            (16)     6,998         (196)


  Net loss                                                                                       (7,675)
Issuance of common stock-
   Upon exercise of stock options                   33,067       1         73
   Upon exercise of warrants                        80,000       1        194
   For acquisition of patent rights                 50,000       1        118
  Shares retired in connection with
   options, warrants, and awards                   (62,620)     (1)      (194)            16
Deferred tax benefit from exercise of options            -       -        473
Foreign currency translation adjustment                                                                          136
                                                 ---------  ------    -------           ----    -------       ------
BALANCE JULY 31, 1995                            7,542,815   $  76   $ 22,384       $     --    $(  677)      $  (60)

See notes to consolidated financial statements.

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1995, 1994 AND 1993


1. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company operates in the high technology electronics equipment industry. It designs, develops and manufactures products for three distinct markets: data communications, uninterruptible power supplies and radio frequency communication products.

Revenue Recognition: Revenues are recognized at the time of shipment of the product or performance of product-related services.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The inventories include the cost of material and, when applicable, labor and manufacturing overhead.

Property, Equipment and Depreciation: Additions to property and equipment are recorded at cost. The Company provides depreciation for financial reporting purposes using primarily the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized over the term of the related lease or their estimated useful lives, whichever is shorter.

Excess of Cost Over Net Assets Acquired: The excess of cost over net assets acquired is amortized using the straight-line method over ten years. The Company periodically evaluates the intangible assets in relation to the operating performance and future contribution to the underlying business and makes adjustments, if necessary, for any impairment of these assets.

Income Taxes: During fiscal 1994, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share: Earnings per share for fiscal 1995 is calculated based on the weighted average common shares outstanding. Earnings per share for previous years is calculated using the modified treasury stock method, which limits the assumed purchase of treasury shares to 20% of the outstanding common shares. Any remaining proceeds are assumed first to retire debt, with any remaining proceeds invested in commercial paper. The difference between fully diluted and primary earnings per share was not significant in any year. On September 22, 1995, the Company completed the sale of 1,465,000 shares of its common stock and used $1,500,000 of the proceeds to pay down its term debt. If this transaction had occurred at the beginning of fiscal 1995, the unaudited proforma net loss per share on continuing operations for the year would have been $.55.

Software Development Costs: Certain acquired software development costs are being amortized over their estimated economic life, principally five years, commencing when each product is available for general release. Internal software development and any other costs of development are expensed as incurred.

Reclassifications: Certain reclassifications have been made to prior period consolidated financial statements to conform to the July 31, 1995 presentation.

2. Discontinued Operations

In July 1995, the Board of Directors decided to focus more of the Company's resources on its main business of data communications and therefore decided to sell Technipower, Inc. (Technipower), a subsidiary manufacturing uninterruptible power supplies and power regulating equipment. As a result of this action, the Company recorded estimated costs relating to the disposition of Technipower of $1,400,000.

Previously reported financial statements have been restated to reflect Technipower as a discontinued operation. The following is a summary of operating information for Technipower(in thousands):


                                            Year Ended July 31,

                                        1995      1994      1993
                                       -----     -----     -----
Revenues                             $ 3,351   $ 5,991   $ 6,226
Loss from operations
  before income taxes                 (1,783)     (891)     (737)
Loss on disposal
  before income taxes                 (1,400)       --        --
                                      ------    ------    ------
Total loss
  from discontinued operations       $(3,183)   $ (891)   $ (737)
                                      ======     =====     =====

Because the Company expects to retain the tax benefits associated with the discontinued operation, no income tax benefit has been recorded for any year.

The loss on disposal before income taxes for fiscal 1995 includes an accrual of approximately $1,000,000 in operating losses through the anticipated disposal date of Technipower.

Net assets of the discontinued operations consist of the following (in thousands):

                                                      July 31,
                                                  1995      1994
                                                 -----     -----
Current assets                                 $ 2,784   $ 3,128
Current liabilities                                650       495
                                                 -----     -----
Net current assets                               2,134     2,633
Property, plant and equipment, net                 375       474
Other non-current tangible assets, net              22        62
Non-current liabilities                             10        25
                                                 -----     -----
Net tangible assets                              2,521     3,144
Intangible assets, net                             255       324
                                                 -----     -----
                                                 2,776     3,468
Estimated loss on disposal                      (1,400)       --
                                                 -----     -----
                                               $ 1,376   $ 3,468
                                                 =====     =====
3. Acquisitions

On May 6, 1993, the Company acquired all of the outstanding stock of Datability, Inc. The acquisition was accounted for by the purchase method, and accordingly, the results of operations of Datability are included in the Consolidated Statement of Operations from the date of acquisition. Datability has been consolidated with the Company's data communications operations located in Gaithersburg, Maryland.

The acquisition was accomplished through the issuance of 1,050,000 shares of the Company's common stock. The purchase price totalled $4,980,000 including acquisition costs of $386,000. At the acquisition date, the purchase price exceeded net assets acquired by $8,169,000. Under terms of the agreement, the final purchase price was dependent upon the valuation of the net assets acquired. During fiscal 1994, a valuation adjustment of $829,000 resulted in 124,388 shares of the Company's common stock being returned to the Company thereby reducing the excess of cost over net assets acquired.

The unaudited proforma results from continuing operations of the Company for the fiscal year ended July 31, 1993, assuming the acquisition of Datability had occurred at the beginning of the year, is as follows (in thousands except per share amounts):

Net revenues                         $ 62,651
Net income (loss)                      (1,402)
Earnings (loss) per common and
 equivalent share                        (.20)

The unaudited proforma results reflect proforma adjustments for the amortization of goodwill, recognition of interest expense and the issuance of 1,050,000 shares of the Company's stock. The unaudited proforma results do not purport to represent what the actual results would have been had the acquisition occurred at the beginning of the year nor do they purport to represent the future results of the combined entity.

4. Balance Sheet Detail
    (in thousands)
                                                     July 31,
                                                1995        1994
                                              ------      ------
Inventories:
Raw material                                $  6,930    $  6,133
Work in process                                1,458       1,768
Finished goods                                 5,692       7,094
                                              ------      ------
Total inventories                           $ 14,080    $ 14,995
                                              ======      ======
Property and equipment, net:
Machinery, and equipment                     $11,734     $11,236
Purchased software and technology              5,486       5,466
Leasehold improvements                           980         981
                                              ------      ------
Total property and equipment, at cost         18,200      17,683

Less accumulated depreciation
  and amortization                            15,078      12,980
                                              ------      ------
Total property and equipment, net            $ 3,122     $ 4,703
                                              ======      ======

Excess of cost over net assets acquired,net
    Cost                                     $ 8,090     $ 8,144
    Less accumulated amortization              2,401       1,567
                                              ------      ------
                                             $ 5,689     $ 6,577
                                              ======      ======
5. Financing

Bank Financing:   In conjunction with the sale of common stock as
described more fully in Note 8, the Company amended the credit agreement with its principal bank subsequent to July 31, 1995. The agreement as amended, provides for a working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and inventory. Interest accrues at the bank's prime rate plus 2% with a commitment fee of 3/8% assessed on the unused portion of the facility. The agreement expires December 31, 1995. At July 31, 1995, the Company had utilized $5,192,000 of which $97,000 was for outstanding letters of credit. Average monthly borrowings under the working capital facility were $4,621,000 at a weighted average interest rate of 9.6% for fiscal 1995, $1,475,000 at a weighted average interest rate of 7.2% for fiscal 1994, and $471,000 at a weighted average interest rate of 6.0% for fiscal 1993.

In addition, the Company at July 31, 1995 had $3,848,000 in term loans with its principal bank which expire December 1996 through September 1997. These notes require monthly payments with interest at the bank's prime rate plus 2%. The agreement as amended in September 1995, requires $1,500,000 of the proceeds from the equity financing be applied to reduce the principal balance of the term loans. In addition, the Company is required to repay the remaining term loans by December 31, 1995 with proceeds from the sale of assets.

The amended bank facility requires the Company to maintain a ratio of current assets to current liabilities of at least 1.6 to 1, a ratio of adjusted earnings to interest expense of (4.2) to 1 at July 31, 1995 and (4.9) to 1 at October 31, 1995, and a ratio of adjusted earnings to fixed charges of (1.2) to 1 at July 31, 1995 and (2.0) to 1 at October 31, 1995.

Subordinated debt: In April 1995, as part of the bank financing arrangements, the Company was required to amend its subordinated debt agreement. This amendment reduced the principal payment due May 6, 1995 to $75,775 with additional principal payments allowed only after the bank term loans have been reduced by $3,000,000. Interest, which is payable monthly, accrues at the prime rate plus 1%. The outstanding principal balance is due on May 6, 1996. Principal and interest payments must be suspended in the event the Company is in default of its loan agreement with its principal bank. At July 31, 1995, the Company had outstanding subordinated debt of $979,000.

Long-Term Debt: Long-term debt at July 31, 1995 and 1994 consisted of (in thousands):

                                                1995        1994
                                              ------      ------
Term Loans                                   $ 3,848     $ 6,668
Subordinated Debt                                979       1,054
                                              ------      ------
                                               4,827       7,722
Capital leases and other                         854       1,168
                                              ------      ------
                                               5,681       8,890
Less current portion                          (5,164)     (3,153)
                                              ------      ------
Long-term debt                                $  517     $ 5,737
                                              ======      ======

Future maturities of long-term debt (of which $1,847,000 was paid by October 17, 1995) are as follows:

                 Year Ending July 31,
                               1996          $ 5,164
                               1997              201
                               1998              151
                               1999              165
                                              ------
                              Total          $ 5,681
                                              ======
6. Income Taxes

Effective August 1, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The provisions of FAS 109 changes the asset recognition of net operating loss and tax credit carryforwards. There was no cumulative effect of adopting this accounting change.
The differences between the tax provision (benefit) from continuing operations calculated at the statutory federal income tax rate and the actual tax benefit for each year is shown in the table below.

                                   1995      1994      1993
                                 ------    ------    ------
Tax provision at federal
  statutory rate               $ (1,724)   $  644   $   273
Amortization of non-
  deductible intangibles            283       283       192
State & foreign taxes, net of
  federal benefit                  (218)      236        78
Utilization of net operating
  loss carryforward                  --    (1,195)     (668)
Change in valuation allowance     1,134      (538)        -
Other                               (53)       57        59
                                 ------    ------    ------
Income tax benefit              $  (578)  $  (513)  $   (66)

The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the table below. At July 31, 1995 the Company had federal net operating loss carryforwards of approximately $6,691,000 of which $1,505,000 expires in 2007 and $5,186,000 expires in 2010 and general business and other tax credits of $1,248,000 to reduce future tax liabilities through 2008.

                                                    As of July 31,
                                                  1995       1994
                                                  ----       ----
Deferred tax assets:
Reserves and other contingencies               $ 1,838    $ 1,152
Depreciation and amortization                       16        201
Other                                               --        199
Net operating loss                               2,854        264
General business and other tax credits           1,248      1,302
Loss on discontinued operations                    582         --
Valuation reserve                               (4,454)    (2,148)
                                                ------     ------
Total deferred tax assets                        2,084        970

Deferred tax liabilities:
  Amortization of technologies                    (384)      (431)
                                                ------     ------
Net deferred tax assets                        $ 1,700    $   539
                                                ======     ======

7. Commitments and Contingencies

The Company leases office and manufacturing facilities and equipment under lease agreements, certain of which are renewable at the Company's option and/or provide for increases in rent related to increases in the Consumer Price Index and other factors. Rent expense for the fiscal years 1995, 1994 and 1993 was $1,941,000, $1,754,000, and $1,370,000, respectively. Approximate aggregate future minimum rentals applicable to operating leases in effect at July 31, 1995 are as follows (in thousands):

              Year Ending July 31,
                              1996             $ 1,762
                              1997               1,717
                              1998               1,777
                              1999               1,824
                              2000                 934
                       Beyond 2000               1,539
                                                ------
             Total minimum rentals             $ 9,553
                                                ======

The Company initiated a lawsuit in December 1994 against Network Systems Corporation ("NSC") for breach of contract, fraudulent inducement and defamation. The suit is seeking specific performance, compensatory damages of $2,000,000 and punitive damages of $5,000,000. The litigation arises out of a contract in which the Company agreed to develop certain computer hardware and software to NSC's specifications. NSC subsequently brought a counterclaim alleging negligent misrepresentation, fraud and breach of contract by the Company. NSC is seeking recision of the contract, restitution of monies paid by NSC to the Company, compensatory damages of $5,000,000 and punitive damages in an unspecified amount. As of July 31, 1995, the litigation was in the discovery stage.

The Company has initiated a lawsuit against Standard Microsystems Corp. ("SMC") for breach of contract including failure to transfer technology, unfair competition and false representations. The suit seeks damages of $8 million. SMC subsequently brought a counterclaim alleging breach of contract and recovery of amounts due under the contract which are approximately $1 million. As of July 31, 1995, the litigation was in the discovery stage.

In April 1994, the Company was involved in a jury trial in which a former employee in the Company's Chicago sales office alleged employment discrimination based on sex. The suit sought compensatory damages and punitive damages together with attorney's fees, costs and interest thereon. The court entered judgement in favor of the plaintiff in the amount of $240,000 plus attorney's fees and costs in the amount of $146,000. These judgements have been appealed. On September 8, 1995, oral arguments were presented to the Court of Appeals and the Court has taken the case under advisement. Management believes the Company's position is sound and that the Company should prevail on the appeal.

The Company is involved in other routine litigation.

Management believes none of the litigation will have a material adverse effect on the Company's financial position or results of operations.

8. Shareholders' Equity

Subsequent Event: On September 22, 1995, the Company issued an aggregate of 1,465,000 shares of its unregistered common stock to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P and Pequot International Fund, Inc. (collectively the "Investors") for $7,325,000 in a private transaction. The Company is required to file a shelf registration with the SEC prior to December 31, 1995 covering the shares issued in the transaction and keep the shelf registration effective for three years. The Investors may request one public registration after the three years until the later of September 22, 1999 or 30 days after the Company files its annual report on form 10-K for the fiscal year ended July 31, 1999. If the Company does not keep the shelf registration effective for the required three years, the Investors are entitled to require the Company to effect up to two public registrations during that time. As part of the transaction, the Company has agreed to increase the Board of Directors of Penril by one and, so long as the Investors collectively own in the aggregate not less than 10% of the issued and outstanding common stock, the Investors are entitled to fill such vacancy by designating one person to the Board of Directors.

Serial Preferred Stock: The Company's Serial Preferred Stock may be issued in one or more series. The shares of any series may be convertible into Common Stock, may have priority over Common Stock in the payment of dividends and in the distribution of assets in the event of liquidation or dissolution of the Company, and may have preferential or other voting rights, all as determined by the Board of Directors at the time it approves the series.

Employee Stock Options and Stock Awards: On October 8, 1986, the Company adopted the 1986 Incentive Plan (the "1986 Plan"). Under the 1986 Plan, which will terminate on October 8, 1996, awards may be granted to key employees of the Company and its subsidiaries in one or
more of the following forms:   (i) Incentive Stock Options; (ii)
Non-qualified Stock Options; and (iii) Restricted Stock Awards. The option price of shares of Common Stock subject to options granted under the 1986 Plan will not be less than 100% (110% in the case of Incentive Stock Options granted to optionees holding more than ten percent of the voting stock of the Company at the date of grant) of the fair market value of shares of Common Stock at the date of grant. No option will be exercisable more than ten years (five years in the case of Incentive Stock Options granted to optionees holding more than ten percent of the Voting Stock of the Company on the date of grant) from the date it is granted. An aggregate of 1,503,822 shares were reserved for issuance under the 1986 Plan at July 31, 1995.

The terms of Restricted Stock Awards ("Stock Awards") granted under the 1986 Plan are determined at the time of issuance and are evidenced by a written Restricted Stock Agreement. Any Stock Awards granted are subject to approval by a majority of all "disinterested directors" as defined in Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934. Of the total shares reserved under the 1986 Plan, a maximum of 400,000 shares are available for grant in the form of Stock Awards.

On October 1, 1992, the Company granted Stock Awards for 71,220 common shares of the Company to all manufacturing, engineering, marketing and administrative employees of the Gaithersburg, Maryland facility. The Stock Awards granted vested over two years and employees had to be employed by the Company when the vested shares were issued. Of the total shares awarded, 53,020 were issued. The Company issued 29,560 shares on October, 1993 which represented 50% of the Stock Awards outstanding on that date and the remaining 23,460 shares on October 1, 1994. Compensation related to the Stock Award Program was amortized over the vesting period.

Non-Employee Director Stock Options: On December 9, 1987, the Company adopted the Non-Employee Directors' Stock Option Plan ("Directors Plan"). Under the Directors Plan an option to purchase 24,000 shares is automatically granted to each non-employee director on the first day of his initial term. In addition, options to purchase shares are automatically granted to each non-employee director on the fifth business day after the Annual Report on Form 10-K is filed with the Securities and Exchange Commission as follows: in each of the first two successive years after the initial grant an option to purchase 6,000 shares is granted, and in each of the next five successive years an option to purchase 3,000 shares is granted. The option price per share of any option granted under the Directors Plan is the fair market value of a share of Common Stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant. An aggregate of 273,333 shares were reserved for issuance under the Directors Plan at July 31, 1995.

A summary of stock option transactions during the three years ended July 31, 1995 is as follows:

                               1986 Incentive
                                    Plan         Directors Plan
                            ------------------ ------------------
                             Number   Average    Number  Average
                               of       Price      of     Price
                             Shares  Per Share   Shares Per Share
                             -------  -------- -------- ---------
Outstanding August 1, 1992    617,168    4.01    180,000     3.02
Granted                       635,250    4.28     15,000     3.75
Exercised                     (26,666)   2.60    (30,000)    1.53
Canceled                      (33,000)   3.79          -       -
                            ---------  ------    -------   ------
Outstanding July 31, 1993   1,192,752    4.15    165,000     3.35
Granted                        81,500    4.76     39,000     4.84
Exercised                    (132,700)   2.77          -        -
Canceled                     (104,133)   4.67          -       -
                            ---------  ------    -------   ------
Outstanding July 31, 1994   1,037,419  $ 4.15    204,000   $ 3.64
Granted                       348,000    3.12     18,000     3.25
Exercised                     (33,067)   2.23          -        -
Canceled                     (233,617)   4.15          -        -
                            ---------  ------    -------   ------
Outstanding July 31, 1995   1,118,735  $ 3.89    222,000   $ 3.61
Exercisable Options
 at July 31, 1995             531,968  $ 4.14    158,000  $  3.37

Warrants:

In March, 1987, Henry D. Epstein joined the Company as President and Chief Executive Officer and was issued Class A warrants to purchase 400,000 shares of Common Stock at $2.23 per share and Class B warrants to purchase 80,000 shares of Common Stock at $2.34 per share. Mr. Epstein exercised 220,000 Class A warrants in January 1993, 80,000 Class A warrants in January 1994 and 100,000 Class A warrants in February 1994. In February 1995, Mr. Epstein exercised all 80,000 Class B warrants. All exercises were accomplished by delivery of shares previously held.

In October 1992, the Company issued a warrant to purchase 166,000 shares of common stock at $4.50 per share, the fair market value on the date of issuance, to Coast Federal Savings Bank ("Coast") in settlement of a law suit brought against the Company. In addition, the Company issued Class E warrants to purchase 25,000 shares of common stock at $3.625 per share, the fair market value on the date of issuance, to Mr. Henry Epstein in consideration for Mr. Epstein, in his capacity as a stockholder of Penril, assisting Penril in settling the litigation with Coast. The Coast warrant expired June 7, 1995. The Class E warrants were exercised subsequent to July 31, 1995.

Cash Dividends: The Company declared a $.02 per share cash dividend to the holders of record on December 16, 1993 and paid December 30, 1993. There were 7,332,296 shares outstanding on the record date. No cash dividends are allowed under the current banking arrangement.

9. Retirement and Savings Plan

The Company's Retirement and Savings Plan ("401(k) Plan") is a defined contribution plan including provisions of section 401(k) of the Internal Revenue Code. Employees of the Company who have completed 90 days of service ("Participants") are eligible to participate in the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to match employee contributions. In addition, the Company may make discretionary contributions to the 401(k) Plan which will be allocated to each Participant based on the ratio of such Participant's eligible compensation to the total of all Participants' eligible compensation. Amounts contributed by the Company vest as to 30% after 1 year of eligible service, 60% after 2 years of eligible service and 100% after 3 years of eligible service. Participants may elect to direct the investment of their contributions in accordance with the provisions of the 401(k) Plan. The Company made matching contributions of $55,000, $46,000 and $45,000 during fiscal 1995, 1994 and 1993, respectively. There were no additional Company contributions in any year. The Company provides no post-employment or post-retirement benefits.

10. Geographic Area Information

The Company's foreign operations consists principally of sales and marketing activities through subsidiaries located in Hong Kong and the United Kingdom. Certain information, including the effect of intercompany transactions, relating to the Company's operations on a geographic basis is as follows (in thousands):

Revenues                              1995     1994      1993
U.S. Revenue                        ------   ------    ------
  Domestic                        $ 33,338  $41,397   $28,152
  Europe                             6,780   11,129     9,738
  Pacific Rim                        7,195    5,257     4,989
  Central and South America          3,503    4,581     4,120
  Other International                4,600    4,595     2,778
                                    ------   ------    ------
Total U.S. Revenue                $ 55,416  $66,959   $49,777
                                    ======   ======    ======

Revenue from foreign subsidiaries    6,839    7,876     5,032
Adjustments and eliminations        (4,036)  (6,993)   (4,233)
                                    ------   ------    ------
Total Revenues                    $ 58,219  $67,842   $50,576
                                    ======   ======    ======
Income (Loss) before taxes
U.S.                              $ (5,021) $ 2,520   $ 1,219
Foreign                                688    1,479       443
Eliminations                          (737)  (2,104)     (860)
                                    ------   ------    ------
Total Income (Loss) from
  continuing operations before
  taxes                           $ (5,070) $ 1,895   $   802
                                    ======   ======    ======

Identifiable Assets
U.S.                              $ 41,691  $47,975   $47,497
Foreign subsidiaries                 3,441    3,848     2,506
                                    ------   ------    ------
Total Identifiable Assets         $ 45,132  $51,823   $50,003
                                    ======   ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND                    FINANCIAL DISCLOSURE.

         None.
                                PART III


ITEM 10. Directors and Executive Officers of the Registrant.

a. Directors

Name, Age and Positions
with the Company other
than Director                Business Experience
-----------------------      -------------------------------

Class I - Term Expiring at the 1996 Annual Meeting:

Richard D. Margolis, 57,     Mr. Margolis has been a director of
Secretary                    the Company since 1980.  He was elected
                             Secretary of the Company in May 1987.
                             For more than the past five years, Mr.
                             Margolis has been a partner in the law
                             firm of Benesch, Friedlander, Coplan &
                             Aronoff in Cleveland, Ohio.

Norman G. Einspruch, 63      Dr. Einspruch has been a director of the
                             Company since September 1993.  He has
                             been a Professor of Electrical and
                             Computer Engineering at the University
                             of Miami since 1977 and has been
                             Chairman of the Department of Industrial
                             Engineering since June 1994.  In
                             addition, Dr. Einspruch has been Senior
                             Fellow in Science and Technology since
                             1990 and was Dean of the College of
                             Engineering at the University of Miami
                             from 1977 to 1990.  Dr. Einspruch is
                             also a director of Ogden Corporation.

Class II - Term expiring at the 1997 Annual Meeting:

John P. Lowe, Jr., 43        Mr. Lowe has been a director of the
                             Company since March 1987.  Mr. Lowe has
                             been Of Counsel to the Adair Law Firm in
                             Rochester, New York and at the law firm
                             of Bureau Francis Lefebvre in New York,
                             New York since January 1995.  Prior to
                             January 1995 Mr. Lowe had been a member
                             of the law firm of Bureau Francis
                             Lefebvre since 1989.

Michael H. Newlin, 69        Mr. Newlin has been a director of the
                             Company since December 1991.  Since
                             April 1994, Mr. Newlin has served as a
                             consultant to Jupiter Corporation of
                             Wheaton, MD and Meridan Corporation of
                             Alexandria, VA.  He was Acting Deputy
                             Assistant Secretary of State, Bureau of
                             Political-Military Affairs, Department
                             of State from November 1992 to February
                             1994.  From February 1992 through
                             October 1992 he was Deputy Executive
                             Chairman, UN Special Commission on Iraq-
                             UN Headquarters New York.  From October
                             1991 through January 1992, Mr. Newlin
                             was a consultant to the United States
                             Department of State.  From 1988 through
                             1991, Mr. Newlin was United States
                             Ambassador to United Nations
                             Organization in Vienna and served as
                             United States Ambassador to Algeria from
                             1981 to 1985.

Class III - Term Expiring at the 1995 Annual Meeting:

Henry David Epstein, 68,     Mr. Epstein was named President,
Chairman of the Board,       Chief Executive Officer and a director
President and Chief          of the Company by the Board of Directors
Executive Officer            in March 1987, and was named Chairman of
                             the Board in December 1987.  He has
                             headed Ideonics, his own Florida-based
                             financial and technology consulting firm since 1985. From 1977 to 1985 he was employed by Loral Corporation, a manufacturer of military electronics equipment, most recently as Senior Group
                             Vice President.

Howard M. Schneider, 51      Mr. Schneider has been a director of the
                             Company since April 1988. For more than the past five years, he has been President of BT Securities Corporation, an affiliate of Bankers Trust Company of New York.

b.  Executive Officers

    Set forth below is certain information concerning the executive officers of the Company other than Mr. Epstein.

Name, Age and Position
with the Company             Business Experience
----------------------       -------------------
David L. Johnson, 57,        Mr. Johnson has been President of
Executive Vice President     Penril Electronics, Inc., a wholly-owned
                             subsidiary, since November 1994 and
                             Executive Vice President of the Company
                             since September 1991.  From September
                             1990 to September 1991, he held the
                             position of Senior Vice President of the Company. From May 1993, with the acquisition of Datability, Inc., until
                             November 1994, Mr. Johnson served as Co-
                             President of the Company's Penril
                             Datability Networks Division. From 1987 until the acquisition of Datability,
                             Inc., Mr. Johnson was the President of
                             the Penril DataComm Division.

Ronald A. Howard, 39,        Mr. Howard was named President of the
Executive Vice President     Penril Datability Networks Division in
                             November 1994, having served as Co-
                             President of the division from May 1993
                             until November 1994.  He has held the
                             position of Executive Vice President of
                             the Company since May 1993.  Mr. Howard
                             was President of Datability Inc. from
                             its founding in 1977 until it was
                             acquired by the Company in May 1993.

Richard D. Rose, 41,         Mr. Rose was named Chief Financial
Vice President and           Officer of the Company in November 1994.
Chief Financial Officer      He has held the position of Vice
                             President Finance of the Company since
                             February 1994 and Corporate Controller
                             since 1988.  Mr. Rose was named Vice
                             President-Controller and Principal
                             Accounting Officer in December 1990.

C.P. Houston, 54,            Mr. Houston was named Vice President-
Vice President               Operations of the Penril Datability
                             Networks Division in November 1994.  Mr.
                             Houston was Vice President-Administrator of Penril Datability Networks Division, from 1988 until November 1994. Mr.
                             Houston was named a Vice President of
                             the Company in September 1992.

c.   Section 16 Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to provide the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements during fiscal year 1995 were complied with, except that one report covering an open market sale of shares by Mr. Houston was filed two days late, and two reports covering the open market sale of shares by Mr. Johnson were filed four days and 21 days late.

Item 11.  Executive Compensation.

a.   Employment and Other Severance Agreements

     The Company entered into an employment agreement with Henry D. Epstein in 1989 pursuant to which Mr. Epstein is serving as Chairman of the Board, President and Chief Executive Officer at a salary of $275,000 per year. In the event that there should be a change in control of the Company or Mr. Epstein is removed or forced to resign his position with the Company against his will, other than for cause, the agreement entitles him to a severance payment equal to two times Mr. Epstein's cash compensation for the last full fiscal year prior to termination of his employment.

     Ronald A. Howard entered into an employment agreement with the Company in May 1993 in connection with the Company's acquisition of Datability, Inc. Mr. Howard is serving as Executive Vice President of the Company and President of the Penril Datability Networks Division. In the event Mr. Howard's employment is terminated for any reason other than death, disability or for cause, the agreement requires the Company to pay Mr. Howard his annual salary for the remainder of the term of the agreement. Mr. Howard's employment agreement was amended effective September 15, 1995 to (i) increase his annual salary from $200,000 a year to $225,000, (ii) extend the expiration date for one year to April 30, 1997 and (iii) provide that if the Company is sold during the term of the employment agreement, Mr. Howard will be entitled to an amount equal to 2-1/2 times his annual salary.

     In January 1995, the Company entered into an agreement with Richard D. Rose which provides that the Company will pay Mr. Rose a bonus of $120,000 and guarantee payment of his salary for a period of one year if the Company is sold while Mr. Rose is an employee of the Company and if Mr. Rose agrees to remain under the new ownership for a period of at least one year at his current position or similar position.

b.   Compensation

     The following tables show information with respect to the annual compensation for services in all capacities to the Company for the fiscal years ended July 31, 1995, 1994 and 1993 of those persons who were, at July 31, 1995 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (the "named executive officers").

SUMMARY COMPENSATION TABLE

                       Annual Compensation                     Long-Term Compensation Awards

      Name and                                            Restricted      Stock Options/          All Other
Principal Position               Year      Salary       Stock Awards(1)             SARs(2)     Compensation(3)
------------------               ----     --------     ---------------  ------------------    ----------------
Henry D. Epstein                 1995     $274,997         $  --                --                  $11,428
      Chairman of the Board      1994      274,997            --                --                   12,018
      President and Chief        1993      265,595            --              120,000                 9,942
      Executive Officer

David L. Johnson                 1995      200,000            --                --                   26,646
      Executive Vice President   1994      200,000            --                --                    1,011
                                 1993      193,752           4,800             90,000                 1,004

Ronald A. Howard (4)             1995      200,000            --               30,000                 5,458
      Executive Vice President   1994      203,333            --                --                      250
                                 1993       46,154            --               90,000                    --

C.P. Houston                     1995      120,290            --               10,000                   250
      Vice President             1994      116,847            --                5,000                   250
                                 1993      104,021           3,520              5,000                    --

Richard D. Rose                  1995      125,848            --               20,000                 4,547
      Vice President and         1994      115,335            --                5,000                 4,311
      Chief Financial Officer    1993       84,235           2,640             15,000                 3,646

(1) On October 1, 1992 a restricted stock award was granted for 1,200 shares to Mr. Johnson, for 880 shares to Mr. Houston, and for 660 shares to Mr. Rose. The table reflects the fair market value of such shares on the date of grant. All such shares vested as to 50% after one year from date of grant and as to 100% after two years from date of grant, provided, in each case, the recipient was still employed by the Company on the vesting dates.

(2) Number of shares granted under the 1986 Incentive Plan. The options are exercisable at prices ranging from $2.31 to $4.375 per share, the fair market value at the date of grant. The Company does not grant SARs.

(3) Includes for fiscal 1995, $250 paid for the benefit of each of the named executives pursuant to the Company's 401(k) Plan, except for Mr. Johnson for which the amount paid was $175. Also includes for Mr. Epstein, Mr. Johnson, and Mr. Rose, $4,040, $783, $280 respectively, paid under the Company's Split-Dollar Life Insurance Program and for Mr. Epstein, Mr. Johnson, Mr. Howard, and Mr. Rose, $7,338, $1,188, $5,208 and $4,017, respectively, paid to the Exec-U-Care Medical Insurance Trust. Includes $24,500 paid to Mr. Johnson as a commission.

(4)   Mr. Howard joined the Company in May 1993.

Option/SAR Grants In Last Fiscal Year

                                % of Total                                                                 Potential Realizable
                                Options/SARs                                                           Value At Assumed Annual Rates
                                Granted to                                                             of Stock Price Appreciation
                  Option/SARs   Employees in    Exercise or     Market Price on                               For Option Term(2)
Name              Granted       Fiscal Year(1)  Base Price      Date of Grant     Expiration Date               5%         10%
------------      -----------   --------------  -----------     ---------------   ---------------          ------------ ----------
Henry D. Epstein        --           --               --              --                   --                  --          --
David L. Johnson        --           --               --              --                   --                  --          --
Ronald A. Howard     30,000          8.6%           $2.875          $2.875            03/02/2005            54,242     137,460
C.P. Houston         10,000          2.9%            2.310           2.310            12/02/2004            14,527      36,815
Richard D. Rose      20,000          5.7%            2.310           2.310            12/02/2004            29,055      73,631


(1) Reflects only options; the Company does not grant SARs.
(2) Assumed annual appreciation rates are set by the SEC and are not a forecast of future appreciation.  The actual realized value depends on the market value of the Common Stock on the exercise date, and no gain to the optionees is possible without an increase in the price of the Common Stock.  All assumed values are pre-tax and do not include dividends.
/TABLE

Aggregated Option/SAR Exercises In Last Fiscal Year
And Fiscal Year-end Option/SAR Values

                                                                                       Per Share         Value of Unexercised In-
                                                  Number of Unexercised           Exercise Price         The-Money Options/SARs
                     Shares                      Options/SARs at Fiscal           of Unexercised         at Fiscal Year-End
                     Acquired on      Value       Year-End Exercisable/        Options at Fiscal         Exercisable/
Name                 Exercise      Realized         Unexercisable(1)(2)                 Year-End         Unexercisable(1)(3)
--------------       ----------    --------      ----------------------          ---------------         -----------------------
Henry D. Epstein          --           --                 72,000/48,000                    $4.38                 63,000/42,000
David L. Johnson       25,600        79,303              172,400/36,000              $2.31-4.375                301,846/40,000
Ronald A. Howard(4)       --           --                 54,000/66,000              2.875-4.375                47,250/102,750
C.P. Houston              --           --                 41,167/15,550                2.31-7.50                  5,250/35,400
Richard D. Rose           --           --                 37,167/29,500                2.31-7.50                 17,333/62,300

(1)    Reflects only stock options; the Company does not grant SARs.
(2)    Based on the year-end per share closing price of $5.25 (as reported on the National Association of Securities Dealers
       Automated Quotation System on July 31, 1995), 10,000 options held by Mr. Houston and 10,000 options held by Mr. Rose were not in-the-money.
(3)    Represents the difference between the option exercise price (if less than $5.25) and $5.25.
(4)    On September 8, 1995, Mr. Howard was granted an option under the 1986 Incentive Plan for 250,000 shares at $7.875 per share.

/TABLE

c.   Retirement and Savings Plan

     The Company's Retirement and Savings Plan ("401(k) Plan") is a defined contribution plan including provisions of Section 401(k) of the Internal Revenue Code. Employees of the Company who have completed 90 days of eligibility service ("Participants") are eligible to participate in the 401(k) Plan. The 401(k) Plan permits, but does not require the Company to make matching contributions. In addition, the Company may make discretionary contributions to the 401(k) Plan which will be allocated to each Participant based on the ratio of such Participant's eligible compensation to the total of all Participants' eligible compensation. Amounts contributed by the Company vest as to 30% after 1 year of eligible service, 60% after 2 years of eligible service and 100% after 3 years of eligible service. Participants may elect to direct the investment of their contributions in accordance with the provisions of the 401(k) Plan.

d.   Report of Stock Option/Compensation Committee

     The Company's executive compensation program is administered by the Stock Option/ Compensation Committee (the "Committee") of the Board of Directors. During fiscal 1995 the Committee was composed of the five non-employee directors. The primary functions of the Committee are to consider and award stock options, to determine the compensation and benefits of the Chief Executive Officer and to review and approve, or modify if deemed appropriate, the recommendations of the Chief Executive Officer with respect to the compensation and benefits of the other executive officers.

     The Company's compensation program consists of both cash and equity components. Compensation determinations are guided by the following principles:
(1) the compensation program should provide motivation by emphasizing performance; (2) the compensation of the Company's executive officers should be reasonably comparable to and competitive with that offered by similarly situated companies, and (3) the compensation program should seek to align the interests of the Company's executive officers with the long-term interests of the Company's shareholders principally through the granting of stock options. The goals of the Company's compensation policy are to attract and retain qualified personnel and to motivate them to enhance the long-term performance of the Company.

     Chief Executive Officer. Henry D. Epstein is serving as the Company's Chairman of the Board, President and Chief Executive Officer pursuant to an employment agreement entered into in 1989. The employment agreement provides that Mr. Epstein's salary may be fixed by the Board of Directors from time to time and he will be paid such bonus compensation as may be determined by the Board in its discretion. Since the Committee consists of all of the non-employee members of the Board, the Board has delegated the determination of Mr. Epstein's salary and bonus to the Committee. In September 1991 Mr. Epstein's salary was fixed at $275,000 per year and it remains at that level.

     Executive Officers. The Company's salary and bonus program for its executive officers other than the Chief Executive Officer is presented by the Chief Executive Officer to the Committee each year and final determinations are generally made by the Chief Executive Officer with the advice and consent of the Committee. Factors considered by the Chief Executive Officer in determining salaries are typically subjective, such as his perception of the individual's performance, level of responsibility, the Company's financial performance and compensation in the industry for comparable positions. No specific quantitative formula is used.

     Bonus Plan. Part of the cash component of the Company's compensation program consists of bonuses paid under the Company's Incentive Bonus Plan. Availability of awards under the Incentive Bonus Plan are based on increasing percentages of executives' base salaries, as determined by the achievement of the percentages of certain goals set forth in the Company's annual budgeted profit and cash plan. At the beginning of each fiscal year, the Chief Executive Officer presents to the Committee for its approval his recommendation of the specific goals and realization formulas for the Incentive Bonus Plan for the forthcoming fiscal year. The Chief Executive Officer is not a participant in the Incentive Bonus Plan. At the end of the fiscal year, additional awards may be made by the Committee if it is determined that an executive has made an unusual contribution to the Company's success. The Committee did not make any grants under the Incentive Bonus Plan for fiscal 1995 because the operating performance of the Company did not meet the specified goals.

     Option Plan. The principal purposes of the 1986 Incentive Plan are to motivate key employees to increase the Company's profitability and to encourage them to obtain and hold the Company's stock, thereby aligning the interests of the employees with those of the shareholders. The 1986 Incentive Plan may also be used by the Committee in cases where it is believed that due to extraordinary performance an executive's cash compensation should be supplemented with an option or restricted stock grant. The Committee, generally on the recommendation of the Chief Executive Officer, selects those key employees of the Company and its subsidiaries who are eligible to receive awards.

     The number of options granted is determined by a number of subjective criteria including the optionee's ability to influence the Company's long-term growth and profitability as well as contributions made by the optionee and the number and terms of the options already held by the optionee. All options are granted at the current market price. Since the value of an option bears a direct relationship to the Company's stock price, it is an effective incentive for managers to create value for shareholders.

Deductibility of Executive Compensation

     Section 162(m) of the Internal Revenue Code denies a tax deduction to a public company for annual compensation in excess of $1 million paid to its chief executive officer or any of its four other most highly compensated executive officers unless specified requirements are met. The Committee does not expect that Section 162(m) will have an effect on the Company in fiscal 1995. The Committee will from time to time review the potential effects of Section 162(m) on the Company and in the future may decide to restructure one or more components of the Company's executive compensation program to comply with the requirements for deductibility established by Section 162(m).


     Respectfully submitted,

     John P. Lowe, Jr.        Michael H. Newlin        Norman G. Einspruch

     Richard D. Margolis      Howard M. Schneider


Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee was, during fiscal 1995, an officer or employee of the Company or of any of its subsidiaries, or formerly an officer of the Company or of any of its subsidiaries, except that Richard D. Margolis, a member of the Compensation Committee, is Secretary (but not an employee) of the Company. Mr. Margolis is a partner in the law firm of Benesch, Friedlander, Coplan & Aronoff, which firm has performed legal services for the Company since 1974. John P. Lowe, Jr., also a member of the Compensation Committee, has been Of Counsel to the Adair Law Firm and at the law firm of Bureau Francis Lefebvre. Mr. Lowe's firm performed a limited amount of legal services for the Company in fiscal 1995.

                              STOCK PERFORMANCE GRAPH

     The following graph is a comparison of the cumulative total returns during the preceding five fiscal year period for the Company, the NASDAQ Stock Market (U.S. Companies) Index and the Hambrecht & Quist Technology Index assuming an initial investment of $100 on July 31, 1990 and the reinvestment of all dividends when received.

Years Ended         Penril Datacomm          H&Q                 NASDAQ
July 31,            Networks, Inc.      Technology            Stock Market
-------------       ---------------     -----------           ------------
    1990                100.00            100.00                100.00
    1991                140.00            115.12                118.07
    1992                 75.56            129.89                138.72
    1993                 68.89            143.94                168.67
    1994                 71.11            159.68                173.65
    1995                 93.33            279.97                242.94

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of September 30, 1995, based in part on information provided to the Company by the persons named in the table, the number of shares of Common Stock beneficially owned by each director, each executive officer named in the Summary Compensation Table in Item 11 and by the directors and executive officers of the Company as a group, and by the persons or groups of persons known to management to be the beneficial owners of more than 5% of the Common Stock.

                                            Amount and
Name and Address                      Nature of Beneficial      Percentage
of Beneficial Owner                        Ownership (1)         Ownership
-------------------------              -------------------   -------------
Directors and Executive Officers:

Henry David Epstein
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                   901,929 (2)           9.9%

Norman G. Einspruch
P.O. Box 248581
Coral Gables, Florida  33124                     18,000 (3)            (4)

John P. Lowe, Jr.
30 Corporate Woods
Suite 200
Rochester, New York 14623                        42,000 (3)            (4)

Richard D. Margolis
2300 BP America Building
200 Public Square
Cleveland, Ohio  44114-2378                      42,000 (3)            (4)

Michael H. Newlin
6517 Wilmett Road
Bethesda, Maryland  20817                        35,000 (3)            (4)

Howard M. Schneider
130 Liberty Street
New York, New York  10006                        42,000 (3)            (4)

David L. Johnson
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                   172,400 (5)           1.9%

Ronald A. Howard
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                   637,614 (6)           7.0%

C.P. Houston
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                    42,667 (5)            (4)

Richard D. Rose
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                    52,760 (7)            (4)

All directors and executive officers
 as a group
(10 individuals)                              1,986,370 (8)          20.7%


Five Percent Shareholders:

Pequot Partners Fund, L.P.,
 Pequot Endowment Fund, L.P. and
 Pequot International Fund Inc.
354 Pequot Avenue
Southport, CT  06490                          1,465,000 (9)          16.2%

Cramer Partners, L.P.
56 Beaver Street, Suite 701
New York, New York  10004                      705,000 (10)           7.8%

(1) Includes, in certain instances, shares held in the name of an executive officer's or director's spouse or minor children, the reporting of which is required by applicable rules of the Securities and Exchange Commission, but as to which shares the executive officer or director may have disclaimed beneficial ownership.

(2) This figure is composed of 726,029 shares owned directly by Mr. Epstein, nd 72,000 shares which may be acquired from the Company within 60 days of September 30, 1995 pursuant to the exercise of options granted under the Company's 1986 Incentive Plan. This figure also includes 103,900 shares Mr. Epstein transferred to Henriette Wenkart Epstein but has the right to vote so long as she is the beneficial owner of such shares, pursuant to a seven year, irrevocable proxy.

(3) Includes 18,000 shares for Dr. Einspruch, 42,000 shares for Messrs. Lowe, Schneider, and Margolis and 30,000 shares for Mr. Newlin which may be acquired from the Company within 60 days of September 30, 1995, pursuant to the exercise of stock options granted under the Non-Employee Directors' Stock Option Plan.

(4)  Less than 1%.

(5) Includes only shares which may be acquired from the Company within 60 days of September 30, 1995, pursuant to the exercise of options granted under the Company's 1986 Incentive Plan.

(6) Includes, in addition to shares owned directly by Mr. Howard, 54,000 shares which may be acquired from the Company within 60 days of September 30, 1995 pursuant to the exercise of options granted under the Company's 1986 Plan. In May 1993, the Company acquired all of the outstanding stock of Datability, Inc. by the issuance of 940,999 shares after adjustment of the Company's Common Stock in a merger, Mr. Howard, a shareholder of Datability, Inc., acquired all of the shares included in the table (other than the option shares) through this merger.

(7) Includes, in addition to shares owned directly by Mr. Rose, 38,667 shares which may be acquired from the Company within 60 days of September 30, 1995, pursuant to the exercise of options granted under the Company's 1986 Incentive Plan.

(8) Includes, in addition to shares owned by members of the group, 553,734 shares which certain members of the group have the right to acquire from the Company within 60 days of September 30, 1995 pursuant to the exercise of stock options.

(9) Includes 636,000 shares of Common Stock owned by Pequot Partners Fund, L.P., a Delaware limited partnership, whose general partner and investment manager is Pequot General Partners, a Connecticut general partnership ("General Partners"), 260,000 shares of Common Stock owned by Pequot Endowment Fund, L.P., a Delaware limited partnership whose general partner and investment manager is Pequot Endowment Partners, L.P., a Delaware limited partnership("Endowment Partners") and 569,000 shares of Common Stock owned by Pequot International Fund, Inc., a British Virgin Islands corporation, whose investment manager is DS International Partners, L.P., a Delaware limited partnership ("International Partners"). (Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P. and Pequot International Fund Inc. are collectively referred to as the "Funds"). General Partners, Endowment Partners and International Partners (collectively, the "Partners") are the beneficial owners (as such term is used in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Act")) of the shares of Common Stock owned by the Fund for which they act as investment manager, respectively. The Partners may be deemed to constitute a group as such term is used in Section 13(d)(3) of the Act. Each of the Partners disclaims beneficial ownership of the Common Stock beneficially owned by the other partners.

(10) Includes 519,000 shares owned by Cramer Partners, L.P. (the "Partnership") and 186,000 owned by Global Assets Management ("GAM"). J.J. Cramer & Co. acts as an investment adviser and manager of the Partnership and GAM, and has sole voting and dispositive power over the 519,000 shares held by the Partnership and shared dispositive power over the 186,000 shares held by GAM. GAM has sole voting power and shared dispositive power with respect to the 186,000 shares it holds.

     James J. Cramer, President of J.J. Cramer & Co. and Karen Cramer, Vice President of J.J. Cramer & Co. have shared voting and dispositive power with respect to the 519,000 shares held by the Partnership and shared dispositive power with respect to the 186,000 shares held by GAM.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               NONE


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K


(a)  1.  Financial Statements
         --------------------

Included in Part II of this report:

Independent Auditors' Report

Consolidated Statements of Operations for each of the three years in the period ended July 31, 1995

Consolidated Balance Sheets as of July 31, 1995 and 1994

Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 1995

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
 July 31, 1995

Notes to Consolidated Financial Statements for the years ended July 31, 1995, 1994, and 1993

(a)  2.  Financial Statement Schedule
         -----------------------------

Included in Part IV of this report:

Independent Auditors' Report on Schedule
Schedule II -Valuation and Qualifying Accounts


Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financial Statements or notes thereto.

     3.  Exhibits

The exhibits are set forth on the attached Exhibit Index which is incorporated by reference. Exhibits are included only in the copies of this Form 10-K filed with the Securities and Exchange Commission and NASDAQ.

    4. Reports on Form 8-K    None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Penril DataComm Networks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PENRIL DATACOMM NETWORKS, INC.


                                       By:\s\Henry D. Epstein
                                        ------------------------------
                                       Henry D. Epstein
                                       President, Chief Executive Officer, and
                                       Chairman of the Board of Directors
                                       Date: October 27, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


\s\Norman G. Einspruch                 \s\Henry D. Epstein
---------------------------            ------------------------------
Norman G. Einspruch,                   Henry D. Epstein,
Director                               Chief Executive Officer and
Date: October 27, 1995                 Chairman of the Board of Directors
                                       Date: October 27, 1995

\s\John P. Lowe, Jr.
---------------------------
John P. Lowe, Jr.,
Director                               \s\Richard D. Rose
Date: October 27, 1995                 ------------------------------
                                       Richard D. Rose,
                                       Vice President, Chief Financial Officer
                                         and Chief Accounting Officer
\s\Richard D. Margolis                 Date: October 27, 1995
---------------------------
Richard D. Margolis,
Director
Date: October 27, 1995


\s\Michael H. Newlin
---------------------------
Michael H. Newlin,
Director
Date: October 27, 1995


\s\Howard M. Schneider
---------------------------
Howard M. Schneider,
Director
Date: October 27, 1995

INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Penril DataComm Networks, Inc.
Gaithersburg, Maryland



We have audited the consolidated financial statements of Penril DataComm Networks, Inc. and subsidiaries as of July 31, 1995 and 1994, and for each of the three years in the period ended July 31, 1995, and have issued our report thereon dated October 17, 1995 (which report is included herein). Our audits also included the financial statement schedule of Penril DataComm Networks, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche  LLP


Washington, D.C.
October 17, 1995

SCHEDULE II

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)


                 Balance       Charged    Charged
                   at         to Costs       to                     Balance
               Beginning         and       Other       Deductions   at End
Description    of Period      Expenses  Accounts(a)        (b)     of Period
------------   ---------      --------  -----------    ----------  ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
  APPLICABLE TO ACCOUNTS RECEIVABLE-FROM CONTINUING OPERATIONS

Fiscal 1995        $ 997         $ 846          $ 5       $ (714)    $ 1,134
                    ====          ====           ==         =====      =====
Fiscal 1994        $ 927         $ 196          $ 8       $ (134)    $   997
                    ====          ====           ==         =====      =====


(a)  Recoveries of accounts previously written off.
(b)  Write-off of bad debts.

INDEX TO EXHIBITS
Page 1 of 2

Exhibit
  No.       EXHIBIT DESCRIPTION                                       Ref.
-------     -------------------                                       ----

2.01        Agreement and Plan of Merger dated May 6, 1994 among
            the Company, Datability, Inc., PD Acquisition Corp. and
            the stockholders of Datability listed on Appendix I
            together with Appendix I thereto (Exhibit 2.01 to Form
            8-K filed (May 21, 1993)                                    *

3.01        Amended and restated By-Laws of the Company (Exhibit
            (3)(a)(ii) to Form 10-K filed December 18, 1987).           *

3.02        Certificate of Amendment of Certificate of
            Incorporation of the Company (Exhibit 4.3 to Form
             S-3 filed April 29, 1991).                                 *

4.01        Amended and Restated Credit Agreement dated as of May
            6, 1993 between the Company and Signet Bank/Maryland.
            (Exhibit 4.01 to Form 8-K filed May 21, 1993)               *

4.02        Amendment No.1 to the Amended and Restated Credit
            Agreement dated as of May 6, 1993 between the Company
            and Signet Bank/Maryland.  Amends the agreement at 4.05
            above. (Exhibit 4.01 to Form 10-Q filed March 3,1995)       *

4.03        Amendment No.2 to the Amended and Restated Credit
            Agreement dated as of May 6, 1993 between the Company
            and Signet Bank/Maryland.  Amends the agreements at
            4.01 and 4.02 above. (Exhibit 4.07 to Form 10-K filed
            October 28, 1994)                                           *

4.04        Second Amended and Restated Credit Agreement dated as
            of April 25, 1995 to the Amended and Restated Credit
            Agreement dated as of May 6, 1993 between Penril
            DataComm Networks, Inc. and Signet Bank/Maryland.
            Amends the agreements at 4.01, 4.02 and 4.03 above.
            (Exhibit 4.01 to Form 10-Q filed June 14, 1995)             *

4.05        Amendment No.1 dated as of September 19, 1995 to the
            Second Amended and Restated Credit Agreement between
            Penril DataComm Networks, Inc. and Signet
            Bank/Maryland. Amends the agreement at 4.04 above.

4.06        Subordinated Promissory Note of Datability, Inc. dated
            May 6, 1993 in the principal amount of $909,126 payable
            to the order of Howard International Corp. (Exhibit
            4.02 to Form 8-K
            filed May 21, 1993)                                         *

4.07        Subordinated Promissory Note of Datability, Inc. dated
            May 6, 1993 in the principal amount of $395,374 payable
            to the order of John Howard
            (Exhibit 4.03 to Form 8-K filed May 21, 1993)               *

4.08        Amendment No. 1 dated as of April 25, 1995 to the
            Subordination Agreement dated as of May 6, 1993, among
            Howard International Corporation, John Howard, Signet
            Bank/Maryland, and Datability, Inc.
            (Exhibit 4.02 to Form 10-Q filed June 14, 1995)             *

4.09        Stock Purchase Agreement dated as of September 22, 1995
            among Registrant and Pequot Partners Fund, L.P., Pequot International Fund Inc., and Pequot Endowment Fund,
            L.P. (Exhibit 4.01 to Form 8-K filed October 6, 1995)       *

INDEX TO EXHIBITS
Page 2 of 2

Exhibit
  No.       EXHIBIT DESCRIPTION                                       PAGE
-------     --------------------                                      ----

4.10        Registration Rights Agreement dated as of September 22,
            1995 among Registrant and Pequot Partners Fund, L.P.,
            Pequot International Fund Inc., and Pequot Endowment
            Fund, L.P. (Exhibit 4.01 to Form 8-K filed October 6,
            1995)                                                       *

10.01       1986 Incentive Plan of Penril DataComm Networks, Inc.,
            As Amended (Exhibit 4.1 to Form S-8 filed
            April 29, 1991).                                            *

10.02       Employment Agreement dated September 21, 1989, between
            the Company and Henry D. Epstein.  (Exhibit 10.05 to
            Form 10-K filed October 11, 1989)                           *

10.03       Employment Agreement dated as of May 1, 1994 between
            the Company and Ronald A. Howard (Exhibit
            10.01 to Form 8-K filed May 21, 1994)                       *

10.04       Amendment to Employment Agreement dated October 25,
            1995 between the Company and Ronald A. Howard.  Amends
            10.03 above.

10.05       1987 Non-Employee Directors' Stock Option Plan of
            Penril DataComm Networks, Inc., as Amended
            (Exhibit 4.1 to Form S-8 filed April 29, 1991).             *

22          Subsidiaries of the Registrant

23          Independent Auditors' Consent


*  Indicates Exhibits incorporated herein by reference.
   Documents not so marked have been filed herewith.

EXHIBIT 22


PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT




Jurisdiction of
     Name (1)                                Incorporation
-----------------------                      ---------------------

Datability, Inc.                               Delaware
Electro-Metrics, Inc.                          Delaware
Technipower, Inc.                              Delaware
Penril Electronics, Inc.                       Delaware
Penril Technologies, Inc.                      Delaware
Penril Power Systems, Inc.                     Delaware
Penril DataComm Ltd.                           United Kingdom
Penril (Far East) Ltd.                         Hong Kong
Penril International Ltd.                      U. S. Virgin Islands

(1) This also represents the name under which the subsidiary does business.

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Penril DataComm Networks, Inc.'s Registration Statement No. 33-31824 on Form S-3, Registration Statement No. 33-40216 on Form S-8, Registration Statement No. 33-40217 on Form S-3, Registration Statement No. 33-40218 on Form S-8, and Registration Statement No. 33-63440 on Form S-3 of our reports dated October 17, 1995, appearing in this Annual Report on Form 10-K of Penril DataComm Networks, Inc. for the year ended July 31, 1995.

Deloitte & Touche  LLP


Washington, D.C.
October 27, 1995