Form 10-Q
period 1995-10-31
PENRIL DATACOMM NETWORKS INC
filed 1995-12-15
CIK 77328

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549



                                 FORM 10-Q

                             QUARTERLY REPORT

      Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTER ENDED OCTOBER 31, 1995

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

                       Common Stock, $.01 par value,
                       9,155,852 shares outstanding
                         as of November 30, 1995

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                                         ASSETS
                                              October 31,     July 31,
                                                     1995         1995
                                                  -------      -------
CURRENT ASSETS                                 (unaudited)    (audited)

  Cash and cash equivalents                      $  3,597   $    1,087
  Accounts receivable, net                         11,421       14,766
  Inventories-
   Raw materials                                    7,124        6,930
   Work in process                                    481        1,458
   Finished goods                                   8,174        5,692
                                                  -------      -------
                                                   15,779       14,080

  Deferred income taxes                             1,700        1,700
  Net assets in discontinued operations             1,613        1,376
  Other current assets                                898          803
                                                  -------      -------
   TOTAL CURRENT ASSETS                            35,008       33,812

Property, equipment and technology, net             2,798        3,122
Excess of cost over net assets acquired, net        5,506        5,689
Other assets                                        2,333        2,509
                                                  -------      -------
TOTAL ASSETS                                     $ 45,645     $ 45,132
                                                  =======      =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Short-term borrowing                           $ 4,335    $   5,095
   Current portion of long-term debt                3,159        5,164
   Accounts payable                                 7,177        8,673
   Accrued expenses                                 2,042        3,218
                                                  -------      -------
      TOTAL CURRENT LIABILITIES                    16,713       22,150

Long-term debt, net of current portion                441          517
Other noncurrent liabilities                          728          742
                                                  -------      -------
      TOTAL LIABILITIES                            17,882       23,409

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                        92           76
   Additional paid-in capital                      30,026       22,384
   Retained earnings                               (2,263)        (677)
   Equity adjustments                                 (92)         (60)
                                                  -------      -------
      TOTAL SHAREHOLDERS' EQUITY                   27,763       21,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 45,645     $ 45,132
                                                  =======      =======






         See notes to condensed consolidated financial statements.

                  PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share amounts)



                                                         Three Months Ended
                                                         October 31,
                                                    1995         1994
                                                  -------      -------

NET REVENUES FROM CONTINUING OPERATIONS          $ 11,084     $ 14,556

COSTS AND EXPENSES
 Cost of revenues                                   5,735        7,710
 Selling, general and administrative                4,668        5,041
 Product development and engineering                1,810        2,119
 Amortization of cost over
  net assets acquired                                 183          212
                                                  -------      -------
                                                   12,396       15,082

OPERATING LOSS                                     (1,312)        (526)
                                                  -------      -------
OTHER EXPENSE
 Interest expense                                    (272)        (256)
 Other, net                                            (2)         (76)
                                                  -------      -------
                                                     (274)        (332)
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                            (1,586)        (858)

Benefit for income taxes                               --          244
                                                  -------      -------
NET LOSS FROM CONTINUING OPERATIONS              $ (1,586)    $   (614)

Loss from Discontinued Operations
     net of income taxes                               --         (360)
                                                  -------      -------
NET LOSS                                         $ (1,586)    $   (974)
                                                  =======      =======

Net loss per common and equivalent share
     Continuing operations                       $   (.17)    $   (.08)
     Discontinued operations                           --         (.05)
                                                  -------      -------
                                                 $   (.17)    $   (.13)
                                                  =======      =======

Shares used in per share calculation                9,113        7,534
                                                  =======      =======
















             See notes to condensed consolidated financial statements.

                PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)




                                                       For the Three
                                                  Months Ended October 31,
                                                     1995        1994
                                                   -------     -------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES

  Net loss from operations                        $ (1,586)  $    (614)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      972       1,109
    Benefit for income tax                              --        (244)
    Other                                             (245)       (331)
  Decrease (increase) in accounts receivable         3,347        (384)
  Increase in inventories                           (1,700)       (335)
  Increase in other current assets                     (95)         29
  Increase (decrease) in accounts payable           (1,498)        370
  Increase (decrease) in other current liabilities  (1,175)       (902)
                                                   -------     -------
Net cash provided by (used in) operating activities (1,980)     (1,302)

CASH FLOWS FROM DISCONTINUED OPERATIONS
   Loss from discontinued operations                  (423)       (360)
   Non-cash charges and changes in working capital     205         351
                                                   -------     -------
Net cash used in discontinued operations              (218)         (9)

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for purchased technology                   --         (20)
Expenditures for property and equipment                (76)       (149)
                                                   -------     -------
Net cash used in investing activities                  (76)       (208)


CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                   (760)      1,325
Payments on long-term debt                          (2,081)       (737)
Issuance of common stock                             7,657          14
Other                                                  (32)        260
                                                   -------     -------
Net cash provided by financing activities            4,784         862

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF THE PERIOD                    1,087         995
                                                   -------     -------
CASH AND CASH EQUIVALENTS
   AT THE END OF THE PERIOD                       $  3,597    $    377
                                                   =======     =======













                See notes to condensed consolidated financial statements.

                 PENRIL DATACOMM NETWORKS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              For the three months
                        Ended October 31, 1994 and 1995


1. The accompanying condensed consolidated financial statements, which should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended July 31, 1995, apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of October 31, 1995 and the results of operations for the three months ended October 31, 1994 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Certain reclassifications have been made to prior period consolidated financial statements to conform to the October 31, 1995 presentation.

     The Company's policy is to maintain its uninvested cash at minimal levels. Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

2. On September 22, 1995, the Company issued an aggregate of 1,465,000 shares of its unregistered common stock to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P and Pequot International Fund, Inc. (collectively the "Investors") for $7,325,000 in a private transaction. The Company filed a shelf registration with the Securities and Exchange Commission on November 20, 1995 covering the shares issued in the
     transaction.   See footnote 8 to the financial statements of the
     Company's Annual Report on form 10-K for details of the stock registration agreement. In addition, on October 5, 1995, the Company completed the sale of 50,000 shares of its unregistered common stock to Cramer Partners, L.P. for $250,000.

3. Previously reported financial statements have been restated to reflect the Company's wholly-owned subsidiary, Technipower, Inc ("Technipower") as a discontinued operation. The following is a summary of operating information for Technipower(in thousands):


                                            Three Months ending
                                                  October 31,
                                               1995       1994
                                              -----      -----
         Revenues                           $   735    $   828

         Loss from operations
           before income taxes                 (423)      (360)
                                             ======      =====

    Because the Company expects to retain the tax benefits associated with the discontinued operation, no income tax benefit has been recorded for any year.

    The loss from operations for the first quarter of fiscal 1996 was included in the accrual in fiscal 1995 of $1,000,000 for anticipated operating losses through the disposal date of Technipower.

    Net assets of the discontinued operations consist of the following (in thousands):

                                            October 31, July 31,
                                                  1995      1995
                                                 -----     -----
           Current assets                      $ 3,088   $ 2,784
           Current liabilities                     691       650
                                                 -----     -----
           Net current assets                    2,397     2,134
           Property, plant and equipment, net      346       375
           Other non-current tangible assets, net   43        22
           Non-current liabilities                  10        10
                                                 -----     -----
           Net tangible assets                   2,776     2,521
           Intangible assets, net                  238       255
                                                 -----     -----
                                                 3,014     2,776
           Estimated loss on disposal             (977)   (1,400)
                                                 -----     -----
                                               $ 2,037   $ 1,376
                                                 =====     =====

4. In August 1995, Henry D. Epstein exercised 25,000 Class E warrants which where issued in March 1987. These warrants were issued with a per share exercise price of $3.625, the fair market value of the Company's common shares on the date the warrants were issued. Mr. Epstein exercised the warrants by remitting 12,719 shares with a fair market value of $7.125 per share on the date of the exercise.

5. The Company amended the credit agreement with its principal bank on September 19, 1995. The agreement as amended, provides for a working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and inventory. Interest accrues at the bank's prime rate plus 2% with a commitment fee of 3/8% assessed on the unused portion of the facility. See footnote 5 to the financial statements of the Company's Annual Report on form 10-K for details of the amended agreement. The bank has agreed in principle to extend the due date of $1,500,000 of the term note to March 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of fiscal 1996, the Company completed the sale of 1,515,000 shares of the Company's common stock for $7,575,000 in a private placement to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P, Pequot International Fund, Inc. and Cramer Partners, L.P. The proceeds were used to repay term debt and for general working capital needs. See footnote 8 of the Company's report on form 10-K for details on the transaction.

As a result of the above transaction, the Company was able to reduce accounts payable by $1,496,000 and fund the loss of $1,586,000
(net of depreciation and other non-cash items of $727,000 but including cash used for discontinued operations of $642,000). Also contributing to cash flow was the reduction of accounts receivable of $3,347,000 keeping accounts receivable in line with the sales levels. Inventories increased by $1,700,000 as a result of lower than expected sales during October 1995. The Company is reviewing inventory positions in order to bring inventory levels back in line with revenues and to minimize the impact from the introduction of new products and the phase-out of older products.

In conjunction with the sale of common shares noted above, the Company amended the credit agreement with its principal bank. See note 5 to the financial statements of the Company's Annual Report on form 10-K for details of the amended agreement. The bank has agreed in principle to extend the due date of $1,500,000 of the term note to March 31, 1996. Although there are no assurances of success, the Company is currently attempting to sell the Technipower subsidiary and is also investigating the possible sale of additional equity of the Company to finance the growth of new products including the Access Beyond (trademark) product line, and to reduce debt.

The ability of the Company to generate adequate cash for ongoing operational and capital needs beyond the immediate needs is dependent on the success of the Company to increase sales of its data communications products coupled with the sale of assets, In addition, it may be necessary to raise cash from other sources including sales of securities.

                          RESULTS OF OPERATIONS

Sales for Penril Datability Networks, the Company's data communications division, were down $3,700,000 from the year earlier comparative quarter as a result of lower sales in the domestic market place as a result of lower purchases by some of the Company's larger original equipment manufacturing customers and the declining market for some of the Company's older products. In addition, the Company experienced some delays in shipments of V.34 modems to several international customers until technical issues had been resolved. These issues were resolved during the quarter. These lower sales were only partially offset by an increase in licensing revenue.

Gross margins for the first quarter of fiscal 1996 increased to 48% from 47% for the first quarter of fiscal 1995. Gross margins on product sales declined to 41% because of lower manufacturing efficiencies in fiscal 1996 compared to fiscal 1995 and price competition experienced in data communications products. More than offsetting this decline in gross margins is the increase in licensing revenues noted above which carry no associated costs.

For the fiscal 1995 first quarter, the Company recorded a tax benefit of $244,000 as a result of the loss before income taxes. The benefit was based on the annualized effective tax rate projected for the full fiscal year. For fiscal 1996, the Company has reviewed the deferred tax asset for realizability. This review indicated no adjustment should be made to the asset during the first quarter of fiscal 1996.

In July 1995, the Company decided to sell the Technipower subsidiary and consequently classified it as a discontinued business. As a result, the loss from Technipower for the fiscal 1995 first quarter has been reclassified. The loss for the fiscal 1996 first quarter of $423,000 was accrued at the end of fiscal 1995 and is included in the net assets of the discontinued operations.

In summary, as a result of the lower revenues and decrease in product gross margins accompanied by inefficiencies caused by the lower volumes, the Company had a loss from continuing operations of $1,586,000 ($.17 per share) for the first quarter of fiscal 1996.


                        PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------
None


Reports on Form 8-K
-------------------

On October 6, 1995 the Company filed a report on Form 8-K reporting the sale on September 22, 1995 of an aggregate 1,465,000 shares of its unregistered common stock.

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

                                Penril DataComm Networks, Inc.
                           -------------------------------------------
                                        (Registrant)




DATE:  December 15, 1995        BY:/s/ Henry D. Epstein
                                -----------------------------------
                                Henry D. Epstein
                                Chief Executive Officer and
                                Chairman of the Board of Directors




DATE:  December 15, 1995        BY:/s/ Richard D. Rose
                                      -----------------------------------------
                                Richard D. Rose
                                Vice President and
                               Chief Financial Officer