Form 10-Q/A
period 1995-04-30
PENRIL DATACOMM NETWORKS INC
filed 1996-02-23
CIK 77328

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q/A

                             QUARTERLY REPORT

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

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                                         ASSETS
                                                April 30,     July 31,
                                                     1995         1994
                                                  -------      -------
CURRENT ASSETS                                 (unaudited)    (audited)

  Cash                                           $  1,161     $    997
  Accounts receivable, net                         15,315       18,348
  Inventories-
   Raw materials                                    8,394        7,180
   Work in process                                  2,864        2,219
   Finished goods                                   6,368        7,445
                                                  -------      -------
                                                   17,626       16,844

  Other current assets                              2,258          585
                                                  -------      -------
   TOTAL CURRENT ASSETS                            36,360       36,774

Property, equipment and technology, net             3,890        5,177
Excess of cost over net assets acquired, net        6,159        6,901
Other assets                                        2,780        3,491
                                                  -------      -------
TOTAL ASSETS                                     $ 49,189     $ 52,343
                                                  =======      =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Short-term borrowing                          $  5,125    $   3,225
   Current portion of long-term debt                2,921        3,153
   Accounts payable                                 8,265        7,217
   Accrued expenses                                 2,707        3,880
                                                  -------      -------
      TOTAL CURRENT LIABILITIES                    19,018       17,475

Long-term debt, net of current portion              3,868        5,762
Other noncurrent liabilities                          740          526
                                                  -------      -------
      TOTAL LIABILITIES                            23,626       23,763

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                        75           74
   Additional paid-in capital                      22,327       21,704
   Retained earnings                                3,188        6,998
   Equity adjustments                                 (26)        (196)
                                                  -------      -------
      TOTAL SHAREHOLDERS' EQUITY                   25,563       28,580

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 49,189     $ 52,343
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company manufactures products for three distinct business segments: data communcations, power regulating equipment, and electronic instrumentation.

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

The Company is also attempting to sell the power regulating equipment business which is produced by the Company's Technipower subsidiary. If the transactions occur, some portion of the cash generated will be used to reduce the amount borrowed from its principal bank.

The ability of the Company to generate adequate cash for operational and capital needs is dependent on the success of the Company to increase sales of its data communications products, of which several have been introduced in fiscal 1995, along with the sale of the Technipower product lines.

                         RESULTS OF OPERATIONS

Revenues for the data communications segment for the third quarter of fiscal 1995 were $12,682,000 compared to $15,573,000 in the third quarter of 1994, a decrease of $2,891,000 (19%). Revenues for the first nine months of fiscal 1995 were $38,861,000 compared to $46,720,000 in fiscal 1994, a decrease of $7,859,000 (17%). Both the three and nine months of fiscal 1995 are lower than the prior year's comparable revenues because customers have been holding orders awaiting the release of the newer V.34 modems and because there were lower than expected shipments of new wide area networking technology products. The Company began shipping, in limited quantities, V.34 modems during the third quarter.

Revenues for the power regulating equipment segment for the third quarter of fiscal 1995 were $782,000 compared to $1,316,000 in the third quarter of 1994, a decrease of $534,000 (41%). Revenues for the first nine months of fiscal 1995 were $2,542,000 compared to $4,369,000 in fiscal 1994, a decrease of $1,827,000 (42%). Both three and nine months of fiscal 1995 are lower than prior year's comparable revenues because there were fewer contracts for UPS installations.

Revenues for the electronic instrumentation segment for the third quarter of fiscal 1995 was $1,371,000 compared to $1,559,000 in the third quarter of 1994, a decrease of $188,000 (12%). Revenues for the first nine months of fiscal 1995 were $4,074,000 compared to $4,679,000 in fiscal 1994, a decrease of $605,000 (12%). The decrease in both three and nine months of fiscal 1995 are due to fewer orders for large system installation integrated systems.

Gross margins in the data communications segment for the nine months of fiscal 1995 were 46% compared to 51% for the nine months of fiscal 1994. The decline in margins was the result of lower production volumes which generated higher unfavorable manufacturing variances in fiscal 1995 compared to fiscal 1994 and in the fiscal 1995 third quarter, start-up manufacturing costs on the newer V.34 modems along with lower margins on products being phased out.

Gross margins in the UPS segment for the nine months of fiscal 1995 were 12% compared to 21% for the nine months of fiscal 1994. The decline in margins was the result of lower production volumes which generated higher unfavorable manufacturing variances in fiscal 1995 compared to fiscal 1994 and in the fiscal 1995 third quarter.

Gross margins for the electronic instrumentation segment for the nine months of fiscal 1995 remained unchanged at 44% compared to the nine months of fiscal 1994.

Selling, general and administrative costs for the Company decreased by $440,000 to $5,077,000 in the third quarter of fiscal 1995 from $5,517,000 in the third quarter of fiscal 1994. For the first nine months, selling, general and administrative expenses were $15,642,000 compared to $16,572,000 for the first nine months of fiscal 1994, or a decrease of $930,000 (6%). The decrease was the primarily the result of eliminating several administrative functions, within the data communications segment, in the Carlstadt, New Jersey facility during the first quarter of fiscal 1994, and the result of lower commissions expense due to lower sales volume. These were partially offset by the addition of international sales personnel within the data communications segment.

Product development and engineering expenses for the third quarter of 1995 were $2,228,000 compared to $2,687,000 for the third quarter of fiscal 1994, or a decrease of $459,000 (17%). For the first nine months of fiscal 1995, product development and engineering expenses were $6,850,000 compared to $7,706,000 or a decrease of $856,000 (11%). During fiscal 1994, the Company consolidated several engineering tasks within the data communications segment in Gaithersburg which resulted in overall savings and reduced total payroll costs by approximately $200,000 per quarter. Additional reductions in payroll costs were made during the third quarter of fiscal 1995.

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

                                 Penril DataComm Networks, Inc.
                           -------------------------------------------
                                        (Registrant)




DATE:  February 16, 1996    BY:/s/ Henry D. Epstein
                             -----------------------------------
                                Henry D. Epstein
                                Chief Executive Officer and
                                Chairman of the Board of Directors




DATE:  February 16, 1996    BY:/s/ Richard D. Rose
                              -----------------------------------------
                                Richard D. Rose
                                Chief Financial Officer