Form 10-K/A
period 1995-07-31
PENRIL DATACOMM NETWORKS INC
filed 1996-02-23
CIK 77328

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [x]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 18, 1995 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $52 million.

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

During the fourth quarter of fiscal 1995, the Board of Directors made the decision to sell the Technipower, Inc. subsidiary. Consequently, Technipower has been classified as a discontinued business. The Company continues to operate Technipower, including the uninterruptible power supply business consequently has provided an accrual of $1,040,000 for the estimated operating losses through the anticipated disposal date. In addition, the Company has provided an accrual of $360,000 for the difference between the estimated proceeds from the sale of Technipower and its net assets. The combination of these two accruals represent the amount shown on the Statement of Operations as Loss on Disposal of Discontinued Operations. Based on current activity of interested companies, the Company believes it will be able to accomplish the task of selling Technipower within a year. However, if the sale cannot be consummated within the year, the Company is required to include the results of operations within continuing operations and to restate prior periods to be comparative to the period being reported. Unless otherwise stated, the information contained in this Form 10-K describes the status of the continuing operations of the Company although the effect of the discontinued operation is disclosed.

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

Linkup's asynchronous ports support host access applications. The products include Microsoft Windows-based client software along with comprehensive security and management capabilities. To simplify installation, the Company provides Network-in-a- Box(trademark), a pre-configured Linkup remote access solution with everything required for quick and easy installation.

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


INTERNATIONAL OPERATIONS

The Company has subsidiaries located in the United Kingdom and Hong Kong. Reference is made to Note 11 of the Notes to Consolidated Financial Statements contained in Part II, Item 8.

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

Reference is made to Note 9 of the Notes to Consolidated Financial Statements contained in Part II Item 8 for the maximum cash dividends per share permitted under the bank credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA

Data from the Consolidated Statements of Operations included in the following table pertain to the Company's continuing and discontinued operations(in thousands except per share amounts).  The results include the operations of Datability, Inc.
("Datability") from May 6, 1993, the date of acquisition.  This transaction is described more fully in Note 4 to the accompanying
Consolidated Financial Statements.


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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations includes the results of Datability from May 6, 1993, the date of acquisition, and pertains only to the Company's continuing operations unless otherwise noted. As discussed in Note 3 to the Consolidated Financial Statements, operating results reflect the Technipower, Inc subsidiary, including the uninterruptible power supply business, as a discontinued operation.

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

As discussed more fully in Note 9 to the Consolidated Financial Statements, subsequent to year end, the Company completed the sale of 1,465,000 shares of the Company's unregistered common stock for $7,325,000 in a private placement to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P. and Pequot International Fund, Inc. The proceeds have been used to repay $1,500,000 of term debt as discussed below, and for working capital needs. In addition, in October 1995, the Company completed the sale of 50,000 shares of its unregistered common stock to Cramer Partners, L.P. The proceeds of $250,000 will be used for working capital needs.

In conjunction with the sale of common shares discussed above, the Company amended the credit agreement with its principal bank. The agreement, as amended, provides for a working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and inventory. At October 13, 1995, the Company had utilized $4,430,000 under the facility. The working capital facility expires on December 31, 1995 at which time, although there are no assurances, the management believes it will be able to renew the credit agreement provided the term loans are repaid as described below. Under the agreement the Company was required to repay $3,300,000 of the term debt during fiscal 1995. As noted above, the Company was required and did repay $1,500,000 of the term notes principal balance. The remaining balance of the term notes after making this payment was $2,000,000 (compared to $6,668,000 at July 31, 1994). Required principal payments for the remaining term notes is $137,000 a month plus accrued interest. Under the terms of the credit agreement as amended, the Company is required to repay the remaining term notes prior to December 31, 1995 with the proceeds from the sale of assets. The Company is currently attempting to sell the Company's Technipower subsidiary including the uninterruptible power supply business to comply with this provision. While there is no assurance the Company will be able to sell Technipower prior to December 31, 1995, the Company believes it has other remedies available should the sale not occur. See Note 6 for terms of the current bank financing agreement.

The ability of the Company to generate adequate cash for operational and capital needs is dependent on the success of the Company to increase sales of its data communications products coupled with the sale of assets, including the Technipower subsidiary.

In addition it may be necessary to raise cash from other sources including sales of securities or other assets of the Company.

                           Results of Operations

Revenues for the consolidated operations fiscal 1995 were $58,219,000 compared to $67,842,000 for fiscal 1994, a decrease of 14%. Revenues for fiscal 1994 increased 34% compared to fiscal 1993 revenues of $50,576,000.

Revenues for the data communications segment in fiscal 1995 were $52,610,000 compared to $61,965,000 for fiscal 1994 a decrease of 15%. Revenues for fiscal 1994 increased 40% compared to fiscal 1993 revenues of $44,158,000. The increase in revenues in fiscal 1994 over fiscal 1993 is the result of the acquisition of Datability, Inc at the beginning of the fourth quarter of fiscal 1993. The decrease in revenues in fiscal 1995 compared to fiscal 1994 is partially attributable to the declining market for terminal servers and multiplexors; two main products of the Company's data communications business segment. In addition to these declines, the Company experienced unexpected delays in the shipment of new products including the newer V.34 and V.34bis modems. The Company began shipping limited quantities of V.34 modems in the third quarter of fiscal 1995 and V.34bis modems in early fiscal 1996. Using the current product line as a functional basis, the Company has embarked on a program to replace the older products with a new, single hardware platform which includes such functions as remote LAN access, bridging/routing, multiplexing or host access. These new products, known as "AccessBeyond", will be introduced during fiscal 1996 and beyond.

Revenues for the electronic instrumentation segment in fiscal 1995 were $5,609,000 compared to $5,877,000 in fiscal 1994 a decrease of 4%. Revenues decreased 8% in fiscal 1994 compared to fiscal 1993 revenues of $6,418,000. The decline in revenues is primarily due to a decrease in orders for large integrated systems installations from foreign governments.

Gross margins for the Company's data communications segment decreased
in fiscal 1995 to 44% from 52% in fiscal 1994.   This decrease is the
result of lower manufacturing efficiencies related to inventory reduction programs and the lower volumes experienced in fiscal 1995, as well as the higher costs associated with the initial production of the V.34 modems that the Company started shipping in fiscal 1995. Gross margins in fiscal 1994 improved slightly over 1993 as a result of the higher sales volumes in general and of internetworking products in particular which carried higher gross margins than did other products.

Gross margins for the Company's electronic instrumentation segment decrease slightly in fiscal 1995 to 44% from 45% in fiscal 1994. In fiscal 1994 gross margins increased from 36% due to the introduction of new products and the increased profitability of system integration installations.

Selling, general and administrative expenses for the Company's data communications segment decreased $51,000 in fiscal 1995 to $18,764,000 from $18,815,000. During the first half of fiscal 1994, the data communications segment eliminated several administrative positions in its Carlstadt, New Jersey facility. In fiscal 1995, the Company underwent a cost reduction program to reduce staffing at its Gaithersburg, Maryland facility. These reductions resulted in personnel cost reductions of $967,000 in fiscal 1995 compared to fiscal 1994. As a result of the lower revenue levels, commissions decreased by $285,000. Partially offsetting these reductions were increases in depreciation and amortization of $573,000 for equipment used for demonstrations to customers and additional reserves for bad debts of $550,000.

Selling, general and administrative expenses increased $4,220,000 to $18,815,000 in fiscal 1994 from $14,595,000 in fiscal 1993 as a result of the Datability acquisition.

Selling, general and administrative expenses for the Company's electronic instrumentation segment decreased $338,000 in fiscal 1995 to $1,562,000 from $1,900,000 in fiscal 1994 primarily due to lower commission expense to outside sales representatives. In fiscal 1994 these expenses decreased $36,000 from $1,936,000 in fiscal 1993.

Product development and engineering expenses were 14% of revenues for both fiscal 1995 and 1994, up from 13% in fiscal 1993. Product development and engineering expenses for the data communications segment in fiscal 1995 were $7,438,000 compared to $8,817,000 in fiscal 1994, or a decrease of $1,379,000. This decrease is attributable primarily to lower personnel costs as a result of the Company's cost reduction efforts during fiscal 1995. Product development and engineering expenses for the electronic instrumentation segment increased slightly in fiscal 1995 to $821,000 from $750,000 in fiscal 1994. This increase is due to the efforts to develop the satellite communications terminal controller market. The Company's increase in fiscal 1994 in product development and engineering expenses of $3,194,000 from the fiscal 1993 expenses of $6,373,000 was a result of the Datability acquisition in fiscal 1993.

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

In summary, principally due to the cumulative effect of the decrease in revenues and the lower gross margins experienced as a result of the manufacturing inefficiencies caused by the lower volumes, the data communications segment had a loss before tax benefits of $5,191,000. The electronic instrumentation segment had a profit before taxes of $121,000.

With a tax benefit of $578,000 the Company had a loss  from continuing
operations of $4,492,000 ($.60 per share) for fiscal 1995.   After the
operational loss of the discontinued business and estimated loss from the disposal of that business, the Company had a net loss of $7,675,000 ($1.02 per share) for the year ended July 31, 1995.

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


Deloitte & Touche  LLP
Washington, D.C.
October 17, 1995
  (February 9, 1996 as to Note 12)

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

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                       Year Ended July 31,
                                                    1995      1994      1993
                                                  ------    ------    ------
CASH FLOWS FROM CONTINUING OPERATIONS
Net Income (Loss) from operations              $  (4,492)  $ 2,408    $  868

Adjustments to reconcile net income to
   net cash provided by operating activities
      Depreciation and amortization                4,621     3,837     2,755
      Benefit from deferred taxes                   (578)     (538)       --
      Other                                         (105)      136      (326)
  (Increase) decrease in assets:
    Accounts receivable                            2,384    (1,508)   (3,347)
    Inventories                                      915    (1,924)   (2,809)
    Other current assets                            (297)      (68)     (116)
  Increase (decrease) in liabilities:
    Accounts payable                               1,817      (788)    1,280
    Other liabilities                               (332)      730      (111)
Net cash provided by (used in) continuing         ------    ------    ------
 operating activities                              3,933     2,285    (1,806)

CASH FLOWS FROM DISCONTINUED OPERATIONS
  Loss from discontinued operations               (3,183)     (891)     (737)
  Non-cash charges and changes in working
    capital                                          824       539      (116)
  Provision for loss on disposal of
    discontinued operations                        1,400        --        --
                                                  ------    ------    ------
Net cash used in discontinued operations            (959)     (352)     (853)
                                                  ------    ------    ------
Net cash provided by (used in) operations          2,974     1,933    (2,659)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition costs                                    --        --      (208)
 Expenditures for purchased technology            (1,049)   (1,126)     (973)
 Expenditures for property, equipment and
   other                                            (690)   (1,261)   (1,190)
                                                  ------    ------    ------
Net cash used in investing activities             (1,739)   (2,387)   (2,371)

CASH FLOWS FROM  FINANCING ACTIVITIES
Net borrowings under line of credit                1,870     2,740       485
Borrowings on long-term debt                          --     1,724     9,500
Payments on long-term debt                        (3,300)   (4,184)   (6,755)
Issuance of common stock                             193       319       908
Dividends paid                                        --      (147)       --
Other                                                 94       221      (110)
                                                  ------    ------    ------
Net cash provided by (used in)
  financing activities                            (1,143)      673     4,028

CASH AND CASH EQUIVALENTS
  AT THE BEGINNING OF THE YEAR                       995       776     1,778
                                                  ------    ------    ------
CASH AND CASH EQUIVALENTS
  AT THE END OF THE YEAR                      $    1,087 $     995    $  776
                                                  ======    ======    ======
SUPPLEMENTAL INFORMATION
Cash payments for income taxes                $      113 $      59    $  127
                                                  ======    ======    ======

Cash payments for interest                    $    1,103  $    795    $  260
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

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1995, 1994 AND 1993


1. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company operates in the high technology electronics equipment industry. It designs, develops and manufactures products for three distinct business segments: data communications, uninterruptible power supplies and radio frequency communication products.

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

2.  Business Segment Reporting

The Company's consolidated operations are made up of three business segments: Data Communications, Electronic Instrumentation, and Uninterruptible Power Supplies ("UPS"). The UPS segment manufactures uninterruptible power supplies and power regulating equipment. The results of the UPS segments' operations have been reported as discontinued operations in the Company's consolidated financial statements. Intersegment sales are not material.

The Data Communications segment designs, develops and manufactures high performance modems, modem channel banks, bridges, routers and multiplexors, for accessing Wide Area Networks (WAN's)and Local Area Networks (LAN's).

The Electronic Instrumentation segment designs and manufactures equipment and systems for analysis of electromagnetic interference and communications security including applications in satellite communications.

The table below does not include net assets of discontinued operations within Identifiable Assets for the years presented. Net assets for discontinued operations were $1,376,000, $3,468,000, and $3,859,000 for fiscal years 1995, 1994 and 1993 respectively.

                  Year       Data            Electronic
                  Ended  Communications   Instrumentation     Total
                  -----  --------------   ---------------    ------
                               (thousands of dollars)

Revenues           1995        52,610           5,609        58,219
                   1994        61,965           5,877        67,842
                   1993        44,158           6,418        50,576

Income(Loss)       1995        (5,191)            121        (5,070)
from Continuing    1994         1,892               3         1,895
Operations         1993         1,045            (243)          802


Identifiable       1995        39,243           4,514        43,757
Assets             1994        44,231           4,124        48,355
                   1993        41,879           4,265        46,144

Depreciation
Amortization       1995         4,421             200         4,621
                   1994         3,676             161         3,837
                   1993         2,659              96         2,755

Capital
Expenditures       1995         1,702              37         1,739
                   1994         2,207             180         2,387
                   1993         2,212             159         2,371




3. Discontinued Operations

In July 1995, the Board of Directors decided to focus more of the Company's resources on its main business of data communications and therefore decided to sell Technipower, Inc. (Technipower), business segment and wholly owned subsidiary manufacturing uninterruptible power supplies and power regulating equipment. As a result of this action, the Company recorded estimated costs relating to the disposition of Technipower of $1,400,000.

Previously reported financial statements have been restated to reflect Technipower as a discontinued operation and discontinued business segment. The following is a summary of operating and segment information for Technipower(in thousands):

                                            Year Ended July 31,

                                        1995      1994      1993
                                       -----     -----     -----
Revenues                             $ 3,351   $ 5,991   $ 6,226
Loss from operations
  before income taxes                 (1,783)     (891)     (737)
Loss on disposal
  before income taxes                 (1,400)       --        --
                                      ------    ------    ------
Total loss
  from discontinued operations       $(3,183)   $ (891)   $ (737)
                                      ======     =====     =====

Depreciation and Amortization        $   215    $  308    $  266
                                      ======     =====     =====

Capital Expenditures                 $   130    $  261    $  177
                                      ======     =====     =====

Identifiable Assets at year end      $ 3,437   $ 3,988   $ 5,020
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

4. Acquisitions

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

5. Balance Sheet Detail
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
                                              ======      ======

6. Financing

Bank Financing:   In conjunction with the sale of common stock as
described more fully in Note 9, the Company amended the credit agreement with its principal bank subsequent to July 31, 1995. The agreement as amended, provides for a working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and inventory. Interest accrues at the bank's prime rate plus 2% with a commitment fee of 3/8% assessed on the unused portion of the facility. The agreement expires December 31, 1995. At July 31, 1995, the Company had utilized $5,192,000 of which $97,000 was for outstanding letters of credit. Average monthly borrowings under the working capital facility were $4,621,000 at a weighted average interest rate of 9.6% for fiscal 1995, $1,475,000 at a weighted average interest rate of 7.2% for fiscal 1994, and $471,000 at a weighted average interest rate of 6.0% for fiscal 1993.

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

Long-Term Debt: Long-term debt at July 31, 1995 and 1994 consisted of (in thousands):

                                                1995        1994
                                              ------      ------
Term Loans                                   $ 3,848     $ 6,668
Subordinated Debt                                979       1,054
                                              ------      ------
                                               4,827       7,722
Capital leases and other                         854       1,168
                                              ------      ------
                                               5,681       8,890
Less current portion                          (5,164)     (3,153)
                                              ------      ------
Long-term debt                                $  517     $ 5,737
                                              ======      ======

Future maturities of long-term debt (of which $1,847,000 was paid by October 17, 1995) are as follows:

                 Year Ending July 31,
                               1996          $ 5,164
                               1997              201
                               1998              151
                               1999              165
                                              ------
                              Total          $ 5,681
                                              ======
7. Income Taxes

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

8. Commitments and Contingencies

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

9. Shareholders' Equity

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

10. Retirement and Savings Plan

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

11. Geographic Area Information

The Company's foreign operations consists principally of sales and marketing activities through subsidiaries located in Hong Kong and the United Kingdom. Certain information, including the effect of intercompany transactions, relating to the Company's operations on a geographic basis is as follows (in thousands):

Revenues                              1995     1994      1993
U.S. Revenue                        ------   ------    ------
  Domestic                        $ 33,338  $41,397   $28,152
  Export:
    Europe                           6,780   11,129     9,738
    Pacific Rim                      7,195    5,257     4,989
    Central and South America        3,503    4,581     4,120
    Other International              4,600    4,595     2,778
                                    ------   ------    ------
    Total Exports                   22,078   25,562    21,625

Total U.S. Revenue                $ 55,416  $66,959   $49,777


Revenue from foreign subsidiaries    6,839    7,876     5,032
Adjustments and eliminations        (4,036)  (6,993)   (4,233)
                                    ------   ------    ------
Total Revenues                    $ 58,219  $67,842   $50,576
                                    ======   ======    ======
Income (Loss) before taxes
U.S.                              $ (5,021) $ 2,520   $ 1,219
Foreign                                688    1,479       443
Eliminations                          (737)  (2,104)     (860)
                                    ------   ------    ------
Total Income (Loss) from
  continuing operations before
  taxes                           $ (5,070) $ 1,895   $   802
                                    ======   ======    ======

Identifiable Assets
U.S.                              $ 41,691  $47,975   $47,497
Foreign subsidiaries                 3,441    3,848     2,506
                                    ------   ------    ------
Total Identifiable Assets         $ 45,132  $51,823   $50,003
                                    ======   ======    ======

12.  Subsequent Events

On December 21, 1995, the Company amended the credit agreement with its principal bank to extend the credit agreement to March 31, 1996 and eliminate the Company's obligations to comply with the financial covenants for the fiscal quarter ended January 31, 1996.

In February, 1996, the Company issued an aggregate of 750,000 shares of its unregistered common stock for approximately $5,100,000 in private transactions. The Company may be requested by the holders to file a shelf registration with the SEC covering the shares issued in the transaction and keep the shelf registration effective for up to three years.

In November, 1995, the Company filed an amended complaint in its suit against SMC which increased the amount of damages from $8 million to $50 million.

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


                                    PENRIL DATACOMM NETWORKS, INC.


                                    By:\s\Henry D. Epstein
                                    ------------------------------
                                    Henry D. Epstein
                                    President, Chief Executive Officer, and
                                    Chairman of the Board of Directors
                                    Date: February 16, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                                    \s\Henry D. Epstein
                                    ------------------------------
                                    Henry D. Epstein,
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    Date: February 16, 1996




                                    \s\Richard D. Rose
                                    ------------------------------
                                    Richard D. Rose,
                                    Vice President, Chief Financial Officer
                                      and Chief Accounting Officer
                                    Date: February 16, 1996

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



\s\Deloitte & Touche  LLP

Deloitte & Touche LLP
Washington, D.C.
October 17, 1995
(February 9, 1996 as to Note 12)

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

4.05        Amendment No.1 dated as of September 19, 1995 to the
            Second Amended and Restated Credit Agreement between
            Penril DataComm Networks, Inc. and Signet
            Bank/Maryland. Amends the agreement at 4.04 above. (Exhibit 4.05 to Form 10-K filed October 27, 1995) *

4.06        Subordinated Promissory Note of Datability, Inc. dated
            May 6, 1993 in the principal amount of $909,126 payable
            to the order of Howard International Corp.
            (Exhibit 4.02 to Form 8-K filed May 21, 1993)             *

4.07        Subordinated Promissory Note of Datability, Inc. dated
            May 6, 1993 in the principal amount of $395,374 payable
            to the order of John Howard.
            (Exhibit 4.03 to Form 8-K filed May 21, 1993)             *

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

4.11        Amendment No.2 dated as of December 21, 1995 to the
            Second Amended and Restated Credit Agreement between
            Penril DataComm Networks, Inc. and Signet
            Bank/Maryland. Amends the agreement at 4.05 above.

10.01       1986 Incentive Plan of Penril DataComm Networks, Inc.,
            As Amended (Exhibit 4.1 to Form S-8 filed
            April 29, 1991).                                           *

10.02       Employment Agreement dated September 21, 1989, between
            the Company and Henry D. Epstein.  (Exhibit 10.05 to
            Form 10-K filed October 11, 1989)                          *

10.03       Employment Agreement dated as of May 1, 1994 between
            the Company and Ronald A. Howard (Exhibit
            10.01 to Form 8-K filed May 21, 1994)                      *

10.04       Amendment to Employment Agreement dated October 25,
            1995 between the Company and Ronald A. Howard.  Amends
            10.03 above.(Exhibit 10.04 to Form 10-K filed
            October 27, 1995)                                          *

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