Form 10-Q/A
period 1995-10-31
PENRIL DATACOMM NETWORKS INC
filed 1996-02-23
CIK 77328

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549



                                 FORM 10-Q/A

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

                PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)




                                                       For the Three
                                                  Months Ended October 31,
                                                     1995        1994
                                                   -------     -------
CASH FLOWS FROM CONTINUING OPERATIONS

  Net loss from operations                        $ (1,586)  $    (614)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      972       1,109
    Benefit for income tax                              --        (244)
    Other                                             (245)       (331)
  Decrease (increase) in accounts receivable         3,347        (384)
  Increase in inventories                           (1,700)       (335)
  Increase in other current assets                     (95)         29
  Increase (decrease) in accounts payable           (1,498)        370
  Increase (decrease) in other current liabilities  (1,175)       (902)
                                                   -------     -------
Net cash used in continuing operations              (1,980)     (1,302)

CASH FLOWS FROM DISCONTINUED OPERATIONS
   Loss from discontinued operations                  (423)       (360)
   Non-cash charges and changes in working capital     205         351
                                                   -------     -------
Net cash used in discontinued operations              (218)         (9)
                                                   -------     -------
Net cash used in operations                         (2,198)     (1,311)

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for purchased technology                   --         (20)
Expenditures for property and equipment                (76)       (149)
                                                   -------     -------
Net cash used in investing activities                  (76)       (169)


CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                   (760)      1,325
Payments on long-term debt                          (2,081)       (737)
Issuance of common stock                             7,657          14
Other                                                  (32)        260
                                                   -------     -------
Net cash provided by financing activities            4,784         862

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF THE PERIOD                    1,087         995
                                                   -------     -------
CASH AND CASH EQUIVALENTS
   AT THE END OF THE PERIOD                       $  3,597    $    377
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

    Net assets of the discontinued operations consist of the following (in thousands):

                                            October 31, July 31,
                                                  1995      1995
                                                 -----     -----
           Current assets                      $ 2,664   $ 2,784
           Current liabilities                     691       650
                                                 -----     -----
           Net current assets                    1,973     2,134
           Property, plant and equipment, net      346       375
           Other non-current tangible assets, net   43        22
           Non-current liabilities                 (10)      (10)
                                                 -----     -----
           Net tangible assets                   2,352     2,521
           Intangible assets, net                  238       255
                                                 -----     -----
                                                 2,590     2,776
           Estimated loss on disposal             (977)   (1,400)
                                                 -----     -----
                                               $ 1,613   $ 1,376
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

                          RESULTS OF OPERATIONS

Sales for Penril Datability Networks, the Company's data communications segment, were down $3,700,000 from the year earlier comparative quarter as a result of lower sales in the domestic market place as a result of lower purchases by some of the Company's larger original equipment manufacturing customers and the declining market for some of the Company's older products. In addition, the Company experienced some delays in shipments of V.34 modems to several international customers until technical issues had been resolved. These issues were resolved during the quarter. These lower sales were only partially offset by an increase in licensing revenue.

Sales for the Company's electronic instrumentation segment increased $294,000 from the year earlier comparative quarter as a result of new orders for large system integration installations.

Gross margins for the consolidated Company for the first quarter of fiscal 1996 increased to 48% from 47% for the first quarter of fiscal 1995. Gross margins on product sales of the data communications segment declined to 52% in the first quarter of fiscal 1996 from 55% in the comparative quarter of fiscal 1995 because of lower manufacturing efficiencies in fiscal 1996 compared to fiscal 1995 and price competition experienced in data communications products. More than offsetting this decline in gross margins is the increase in licensing revenues noted above which carry no associated costs. Gross margins on product sales of the electronic instrumentation segment declined to 42% in the first quarter of fiscal 1996 from 45% in the first quarter of fiscal 1995.

Selling, general and administrative expenses for the Company's data communications segment decreased $443,000 (9%) to $4,237,000 in the first quarter of fiscal 1996 from $4,680,000 in the first quarter of fiscal 1995. Lower commissions in the first quarter of fiscal 1996 due to the lower sales volume are the cause of this reduction. Selling, general and administrative expenses for the Company's electronic instrumentation segment increased $78,000 to $430,000 in the first quarter of fiscal 1996 from $352,000 in the first quarter of fiscal 1995. This is primarily due to higher sales volumes for the first quarter of fiscal 1996 compared to the first quarter in fiscal 1995.

Product development and engineering costs in the data communications segment were $1,658,000 in the first quarter of fiscal 1996 compared to $1,951,000 in the first quarter of fiscal 1995, a decrease of $293,000 (15%). This decrease is primarily attributable to lower personnel costs as a result of the Company's cost reduction efforts during fiscal 1995. Product development and engineering costs in the electronic instrumentation segment were $152,000 in the first quarter of fiscal 1996 compared to $192,000 in the first quarter of fiscal 1995, a decrease of $40,000.

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

In summary, as a result of the lower revenues and decrease in product gross margins accompanied by inefficiencies caused by the lower volumes, the data communications segment had a loss of $1,522,000 and the electronic instrumentation segment had a loss of $64,000 for a total loss from continuing operations of $1,586,000 ($.17 per share) for the first quarter of fiscal 1996.


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




DATE:  February 16, 1996        BY:/s/ Richard D. Rose
                                -----------------------------------
                                Richard D. Rose
                                Vice President and
                               Chief Financial Officer