Form 10-Q
period 1996-01-31
PENRIL DATACOMM NETWORKS INC
filed 1996-03-15
CIK 77328

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

                             QUARTERLY REPORT

       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTER ENDED JANUARY 31, 1996

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

                      Yes   [ X ]          No  [  ]

                       Common Stock, $.01 par value,
                       10,078,202 shares outstanding
                            as of March 8, 1996

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                         ASSETS
                                               January 31,     July 31,
                                                   1996          1995
                                              ------------   ----------
CURRENT ASSETS                                (unaudited)     (audited)

  Cash                                           $   522      $  1,087

  Accounts receivable, net                         9,183        14,766
  Inventories-
   Raw materials                                   8,500         6,930
   Work in process                                 2,165         1,458
   Finished goods                                  5,314         5,692
                                                 -------       -------
                                                  15,979        14,080

  Deferred income taxes                            1,700         1,700
  Net assets of discontinued operations            2,236         1,376
  Other current assets                               574           803
                                                 -------       -------
   TOTAL CURRENT ASSETS                           30,194        33,812

Property, equipment and technology, net            2,848         3,122
Excess of cost over net assets acquired, net       5,322         5,689
Other assets                                       2,155         2,509
                                                --------      --------
TOTAL ASSETS                                    $ 40,519      $ 45,132
                                                ========      ========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowing                        $   4,335     $   5,095
   Current portion of long-term debt               2,322         5,164
   Accounts payable                                6,360         8,673
   Deferred revenue                                   --         1,245
   Other accrued expenses                          2,175         1,973
                                                 -------       -------
      TOTAL CURRENT LIABILITIES                   15,192        22,150

Long-term debt, net of current portion               400           517
Other noncurrent liabilities                         738           742
                                                 -------       -------
      TOTAL LIABILITIES                           16,330        23,409

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                       93            76
   Additional paid-in capital                     30,454        22,384
   Retained earnings                              (6,140)         (677)
   Equity adjustments                               (218)          (60)
                                                 -------       -------
      TOTAL SHAREHOLDERS' EQUITY                  24,189        21,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 40,519      $ 45,132
                                                ========      ========




         See notes to condensed consolidated financial statements.

                 PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share amounts)


                                     Three Months Ended     Six Months Ended
                                          January 31,           January 31,
                                        1996       1995       1996      1995
                                      ------    -------    -------   -------
NET REVENUES FROM
  CONTINUING OPERATIONS              $ 9,556   $ 14,326   $ 20,640  $ 28,882

COSTS AND EXPENSES
 Cost of revenues                      6,107      7,812     11,842    15,522
 Selling, general and administrative   4,907      4,925      9,575     9,966
 Product development and engineering 2,037 2,166 3,847 4,285 Amortization of cost over
  net assets acquired                    184        212        367       424
                                     -------    -------    -------   -------
                                      13,235     15,115     25,631    30,197

OPERATING LOSS                        (3,679)      (789)    (4,991)   (1,315)
                                     -------    -------    -------   -------

OTHER EXPENSE
 Interest expense                       (204)      (278)      (476)     (534)
 Other income(expense), net                6         (3)         4       (79)
                                     -------    -------    -------   -------
                                        (198)      (281)      (472)     (613)

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                 (3,877)    (1,070)    (5,463)   (1,928)

Benefit from income taxes                 --        284         --       528
                                     -------    -------    -------   -------
NET LOSS FROM
  CONTINUING OPERATIONS            $  (3,877)  $   (786)  $ (5,463) $ (1,400)

Loss from Discontinued Operations
  net of income taxes                     --       (352)        --      (712)
                                     -------    -------    -------   -------
NET LOSS                           $  (3,877)  $ (1,138)  $ (5,463) $ (2,112)
                                     =======    =======    =======   =======

 Net income (loss) per common and
  equivalent share
    Continuing operations          $    (.42)  $   (.10)  $   (.65) $   (.19)
    Discontinued operations               --       (.05)        --      (.09)
                                     -------    -------    -------   -------
                                   $    (.42) $    (.15) $    (.65) $   (.28)
                                     =======    =======    =======   =======

Shares used in per share calculation   9,196      7,499      8,380     7,473
                                    ========    =======    =======   =======












             See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)

                                                            For the Six
                                                     Months Ended January 31,
                                                          1996         1995
                                                       --------     --------

CASH FLOWS FROM CONTINUING OPERATIONS

  Net loss from operations                             $ (5,463)   $  (1,400)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                         1,902        2,329
    Benefit for income tax                                   --         (528)
    Other                                                  (423)        (178)
  Decrease in accounts receivable                         5,583        1,058
  Increase in inventories                                (1,899)        (465)
  Decrease (increase) in other current assets               229         (105)
  Increase (decrease) in accounts payable                (2,313)         963
  Decrease in other current liabilities                  (1,043)        (405)
                                                         ------       ------
Net cash provided by (used in) continuing operations     (3,427)       1,269

CASH FLOWS FROM DISCONTINUED OPERATIONS

   Loss from discontinued operations                       (632)        (712)
   Non-cash charges and changes in working capital         (228)         280
                                                         ------       ------
Net cash used in discontinued operations                   (860)        (432)
                                                         ------       ------
Net cash provided by (used in) operations                (4,287)         837

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for property and equipment                    (488)      (1,064)
                                                         ------       ------
Net cash used in investing activities                      (488)      (1,064)


CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                        (760)       1,900
Payments on long-term debt                               (2,958)      (1,473)
Issuance of common stock                                  8,087          132
Other                                                      (159)         105
                                                         ------       ------
Net cash provided by financing activities                 4,210          664

CASH AT THE BEGINNING OF THE PERIOD                       1,087          995
                                                         ------       ------

CASH AT THE END OF THE PERIOD                            $  522   $    1,432
                                                        =======      =======










            See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three and Six Months
                      Ended January 31, 1996 and 1995

1. The accompanying condensed consolidated financial statements, which should be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended July 31, 1995, apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of January 31, 1996 and the results of operations for the six months ended January 31, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Certain reclassifications have been made to prior period consolidated financial statements to conform to the January 31, 1996 presentation.

     The Company's policy is to maintain its uninvested cash at minimal levels. Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

2. On September 22, 1995, the Company issued an aggregate of 1,465,000 shares of its unregistered common stock to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P and Pequot International Fund, Inc. (collectively the "Investors") for $7,325,000 in a private transaction. As required by the Purchase Agreement between the Investors and the Company, a shelf registration was filed with the Securities and Exchange Commission which became effective on February 28, 1996. See footnote 9 to the financial statements of the Company's Annual Report on form 10-K/A for details of the transaction. In addition, on October 5, 1995, the Company completed the sale of 50,000 shares of its unregistered common stock to Cramer Partners, L.P. for $250,000.

     In the third quarter of fiscal year 1996, the Company anticipates completion of a second private placement through the issuance of its unregistered common stock which the Company estimates will generate approximately $10 million. As of February 28, 1996 approximately half of that financing has been completed.

3. Previously reported financial statements have been restated to reflect the Company's wholly-owned subsidiary, Technipower, Inc ("Technipower") as a discontinued operation. The following is a summary of operating information for Technipower(in thousands):

                                     Three Months Ended     Six Months Ended
                                          January 31,            January 31,
                                       1996        1995       1996      1995
                                     ------      ------     ------    ------
            Revenues                  1,132         932      1,867     1,760

            Loss from operations
               before income taxes     (210)       (352)      (632)     (712)

     Because the Company expects to retain the tax benefits associated with the discontinued operation, no income tax benefit has been recorded for any year.

     The loss from operations for the first half of fiscal 1996 was included in the loss on disposal of discontinued operations in fiscal 1995. At July 31, 1995 the estimated operating loss for Technipower through the estimated disposal date was $1,000,000.

     Net assets of the discontinued operations consist of the following (in thousands):

                                              January 31,  July 31,
                                                     1996      1995
                                                    -----     -----
           Current assets                         $ 3,277   $ 2,784
           Current liabilities                       (857)     (650)
                                                    -----     -----
           Net current assets                       2,420     2,134
           Property, plant and equipment, net         333       375
           Other non-current tangible assets, net      39        22
           Non-current liabilities                     (8)      (10)
                                                    -----     -----
           Net tangible assets                      2,784     2,521
           Intangible assets, net                     221       255
                                                    -----     -----
                                                    3,005     2,776
           Estimated loss on disposal                (769)   (1,400)
                                                    -----     -----
                                                  $ 2,236   $ 1,376
                                                    =====     =====

4. In August 1995, Henry D. Epstein, Chairman, exercised 25,000 Class E warrants which where issued in March 1987. These warrants were issued with a per share exercise price of $3.625, the fair market value of the Company's common shares on the date the warrants were issued. Mr. Epstein exercised the warrants by remitting 12,719 shares with a fair market value of $7.125 per share on the date of the exercise.

5. The Company amended the credit agreement with its principal bank on December 21, 1995 to extend the credit agreement to March 31, 1996. In February 1996 the Company's bank agreed in principle to extend the working
   capital facility for one year.   The new agreement will, provide for a
   working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and will be secured by substantially all the Company's assets. Interest accrues at the bank's prime rate plus 2% with a commitment fee of 3/8% assessed on the unused portion of the facility.

   As of March 7, 1996, the Company had paid down all outstanding term debt with its principal bank.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of fiscal 1996, the Company completed the sale of 1,515,000 shares of the Company's common stock for $7,575,000 in a private placement to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P, Pequot International Fund, Inc. and Cramer Partners, L.P. The proceeds were used to repay term debt and for general working capital needs. See footnote 9 of the Company's report on form 10-K/A for details on the transaction.

In the third quarter of fiscal year 1996, the Company anticipates completion of a second private placement through the issuance of its unregistered common stock which the Company estimates will generate approximately $10 million. As of February 28, 1996 approximately half of that financing has been completed.

As a result of this financing, the Company was able to reduce accounts payable by $2,313,000 and fund the loss of $5,463,000 (including depreciation and other non-cash items of $1,479,000 but excluding cash used for discontinued operations of $860,000). Also contributing to cash flow was the reduction of accounts receivable of $5,583,000 keeping accounts receivable in line with the sales levels.
Inventories increased by $1,899,000 as a result of lower than expected sales during the first six months of fiscal 1996, and because of a build-up of inventory for the new Access Beyond product line. The Company continues to review inventory positions in order to bring inventory levels in line with revenues and to minimize the impact from the introduction of new products and the phase-out of older products.

A portion of the proceeds from the sale of common stock noted above was used to reduce term debt with the Company's principal bank. As of March 7, 1996, the Company had re-paid all of the outstanding bank term debt. As discussed in Note 5 to the Company's condensed consolidated financial statements, on December 21, 1995 the credit agreement with its principal bank was extended to March 31, 1996. In February 1996, the Company's principal bank agreed to extend the working capital agreement for one year and adjust the financial covenants based on the current financial condition of the Company.
See Note 5 for terms of the new working capital agreement.

The ability of the Company to generate adequate cash for ongoing operational and capital needs is dependent on its success in increasing sales of its data communications products coupled with the sale of assets. The Company is currently attempting to sell the Technipower subsidiary. In addition, it may be necessary to raise cash from other sources including sales of securities.

                          RESULTS OF OPERATIONS

Sales for Penril Datability Networks, the Company's data communications segment, were $17,347,000 for the first six months of fiscal 1996, compared to $26,179,000 for the first six months of the prior fiscal year. Sales for the quarter ended January 31, 1996 were $7,691,000 compared to $12,757,000 for the quarter ended January 31, 1995. Fewer orders by some of the Company's OEM customers, and the declining market for some of the Company's older product lines accounted for a significant part of the decline in sales. Sales of the Company's new V.34 modem were slower than had been expected in the first half of fiscal 1996, but the Company expects to see increasing sales of this product during the second half of fiscal 1996. Additionally, the Company expects to see initial sales of the first products in its new Access Beyond product line beginning in the third quarter of fiscal 1996.

Sales for the Company's electronic instrumentation segment were $3,293,000 for the first half of fiscal 1996 compared to $2,703,000 for the same period in fiscal 1995. Sales for the quarter ended January 31, 1996 were $1,865,000 compared to $1,569,000 for the same quarter in fiscal 1995. New orders for large system integration installations and new orders from original equipment manufacturers are the main reasons for the increase in sales in the first half of fiscal 1996.

Gross profit margins for the data communications segment declined from 47% in the first six months of fiscal 1995 to 43% in the first six months of fiscal 1996. Gross margins on product sales of the electronic instrumentation segment declined to 41% in the first half of fiscal 1996 from 44% in the first half of fiscal 1995. Margin declines in both segments was due to pricing pressures from the competition.

Selling, general and administrative expenses for the data communications segment decreased $576,000 (6%) to $8,693,000 in the first half of fiscal 1996 from $9,269,000 for the same period in fiscal 1995. Reductions in personnel costs accounted for $477,000 of the decreased expenditures.

Selling, general and administrative expenses for the Company's electronic instrumentation segment increased $185,000 to $882,000 in the first half of fiscal 1996 from $697,000 in the first half of fiscal 1995. Increases in sales commissions and administrative personnel costs associated with the new facilities in Johnstown, New York accounted for the increased costs.

Product development and engineering costs in the data communications segment were $3,524,000 in the first half of fiscal 1996 compared to $3,919,000 in the first half of fiscal 1995, a decrease of $395,000 (10%). This decrease is primarily attributable to lower personnel costs as a result of the Company's cost reduction efforts during fiscal 1995. Product development and engineering costs in the electronic instrumentation segment were $323,000 in the first half of fiscal 1996 compared to $366,000 in the first half of fiscal 1995, a decrease of $43,000.

In July 1995, the Company decided to sell the Technipower subsidiary and consequently classified it as a discontinued business. As a result, the loss from Technipower for the fiscal 1995 first half has been reclassified. The $632,000 loss for the first half of fiscal 1996 was accrued at the end of fiscal 1995 and is included in the net assets of the discontinued operations.

As a result of the lower revenues and decrease in product gross margins, the data communications segment had a loss of $5,596,000 for the first six months of fiscal 1996. The electronic instrumentation segment had net income of $133,000 for a total loss from continuing operations of $5,463,000 ($.59 per share) for the first half of fiscal 1996.

                        PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In April 1994, the Company was involved in a jury trial brought in the United States District Court for the Northern District of Illinois, Eastern Division by Patricia Hennessy, a former employee in the Company's Chicago sales office, in which Ms. Hennessy alleged unfair discharge. The suit sought compensatory damages and punitive damages together with attorney's fees, costs and interest thereon. In September 1994, the Court entered judgement in favor of the plaintiff in the amount of $240,000. In November 1994, the Court entered judgement in favor of the plaintiff for attorney's fees and costs in
the amount of $146,000.  These judgements were appealed.   In January
1996, the Company settled the suit for a total of $370,000. The settlement had no effect on the net income of the Company since the amount was previously accrued.

In November 1995, the Company filed an amended complaint in its suit against Standard Microsystems Corp., SMC Massachusetts, Inc., Ashraf
M. Dahad and Kwabena A. Kufo (the "Defendants"), which increased the amount of damages claimed from $8 million to $50 million. See Item 3-Legal Proceedings in form 10-K/A describing the suit.

In December 1995, the Company, as the exclusive licensing agent for the University of Maryland, filed a complaint against Rockwell International Corporation ("Rockwell") and U.S. Robotics ("USR") in the United States District Court for the District of Maryland alleging patent infringement. The suit seeks unspecified damages plus attorney's fees and a permanent order enjoining Rockwell and USR from all future acts of infringement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
None


Reports on Form 8-K
-------------------
None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Penril DataComm Networks, Inc.
                                 ------------------------------
                                        (Registrant)




DATE:  March 15, 1996              BY:/s/ Henry D. Epstein
                                   ------------------------------
                                   Henry D. Epstein
                                   Chief Executive Officer and
                                   Chairman of the Board of Directors








DATE:  March 15, 1996              BY:/s/ Richard D. Rose
                                   ---------------------------
                                   Richard D. Rose
                                   Chief Financial Officer