Form 10-Q
period 1996-04-30
PENRIL DATACOMM NETWORKS INC
filed 1996-06-14
CIK 77328

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

                             QUARTERLY REPORT

     Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTER ENDED APRIL 30, 1996

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

                      Yes   [ X ]          No  [  ]

                       Common Stock, $.01 par value,
                     10,543,369 shares outstanding
                            as of June 6, 1996

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                         ASSETS
                                                 April 30,      July 31,
                                                   1996           1995
                                              ------------    ----------
CURRENT ASSETS                                 (unaudited)     (audited)

  Cash and cash equivalents                      $   1,675      $  1,087

  Accounts receivable, net                           9,143        14,766
  Inventories-
   Raw materials                                     8,250         6,930
   Work in process                                   1,810         1,458
   Finished goods                                    5,978         5,692
                                                   -------       -------
                                                    16,038        14,080

  Deferred income taxes                              1,700         1,700
  Net assets of discontinued operations              2,728         1,376
  Other current assets                                 446           803
                                                   -------       -------
   TOTAL CURRENT ASSETS                             31,730        33,812

Property, equipment and technology, net              2,754         3,122
Excess of cost over net assets acquired, net         5,138         5,689
Other assets                                         2,120         2,509
                                                  --------      --------
TOTAL ASSETS                                      $ 41,742      $ 45,132
                                                  ========      ========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowing                          $   4,000     $   5,095
   Current portion of long-term debt                 1,045         5,164
   Accounts payable                                  6,990         8,673
   Deferred revenue                                     --         1,245
   Other accrued expenses                            1,483         1,973
                                                   -------       -------
      TOTAL CURRENT LIABILITIES                     13,518        22,150

Long-term debt, net of current portion                 359           517
Other noncurrent liabilities                           748           742
                                                   -------       -------
      TOTAL LIABILITIES                             14,625        23,409

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                        103            76
   Additional paid-in capital                       36,531        22,384
   Retained earnings                                (9,285)         (677)
   Equity adjustments                                 (232)          (60)
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                    27,117        21,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 41,742      $ 45,132
                                                  ========      ========



         See notes to condensed consolidated financial statements.

                PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)


                                       Three Months Ended    Nine months Ended
                                            April 30,           April 30,
                                          1996       1995       1996      1995
                                        ------    -------    -------   -------
NET REVENUES FROM
  CONTINUING OPERATIONS               $ 10,540   $ 14,053   $ 31,180  $ 42,935

COSTS AND EXPENSES
 Cost of revenues                        6,676      7,868     18,518    23,390
 Selling, general and administrative     4,736      4,764     14,311    14,730
 Product development and engineering 1,944 1,983 5,791 6,268 Amortization of cost over
  net assets acquired                      183        212        550       636
                                       -------    -------    -------   -------
                                        13,539     14,827     39,170    45,024

OPERATING LOSS                          (2,999)      (774)    (7,990)   (2,089)
                                       -------    -------    -------   -------

OTHER EXPENSE
 Interest expense                          (96)      (374)      (572)     (908)
 Other income(expense), net                (50)       (18)       (46)      (97)
                                       -------    -------    -------   -------
                                          (146)      (392)      (618)   (1,005)

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                   (3,145)    (1,166)    (8,608)   (3,094)

Benefit from income taxes                   --        --          --       528
                                       -------    -------    -------   -------
NET LOSS FROM
  CONTINUING OPERATIONS               $ (3,145)  $ (1,166)  $ (8,608) $ (2,566)

Loss from Discontinued Operations
  net of income taxes                       --       (532)        --    (1,244)
                                       -------    -------    -------   -------
NET LOSS                              $ (3,145)  $ (1,698)  $ (8,608) $ (3,810)
                                       =======    =======    =======   =======

 Net income (loss) per common and
  equivalent share
    Continuing operations             $   (.31)  $   (.15)  $   (.96) $   (.34)
    Discontinued operations                 --       (.07)        --      (.17)
                                       -------    -------    -------   -------
                                      $   (.31)  $   (.22)  $   (.96) $   (.51)
                                       =======    =======    =======   =======

Shares used in per share calculation    10,134      7,534      8,964     7,504
                                      ========    =======    =======   =======











             See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)

                                                             For the Nine
                                                        Months Ended April 30,
                                                            1996        1995
                                                          --------    --------
 CASH FLOWS FROM CONTINUING OPERATIONS

  Net loss from operations                               $ (8,608)   $  (3,810)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           2,790        3,546
    Benefit for income tax                                     --         (528)
    Other                                                    (493)        (392)
  Decrease in accounts receivable                           5,623        2,673
  Increase in inventories                                  (1,958)        (577)
  Decrease (increase) in other current assets                 357          (65)
  Increase (decrease) in accounts payable                  (1,683)         972
  Decrease in other current liabilities                    (1,735)        (939)
                                                           ------       ------
Net cash provided by (used in) continuing operations       (5,707)         880

CASH FLOWS FROM DISCONTINUED OPERATIONS

   Loss from discontinued operations                       (1,054)      (1,244)
   Non-cash charges and changes in working capital           (298)       1,715
                                                           ------       ------
Net cash provided by (used in) discontinued operations     (1,352)         471
                                                           ------       ------
Net cash provided by (used in) operations                  (7,059)       1,351

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for property and equipment                      (981)      (1,183)
                                                           ------       ------
Net cash used in investing activities                        (981)      (1,183)


CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                        (1,095)       1,900
Payments on long-term debt                                 (4,278)      (2,204)
Issuance of common stock                                   14,174          133
Other                                                        (173)         169
                                                           ------       ------
Net cash provided by financing activities                   8,628           (2)

CASH AT THE BEGINNING OF THE PERIOD                         1,087          995
                                                           ------       ------

CASH AT THE END OF THE PERIOD                             $ 1,675   $    1,161
                                                          =======      =======









           See notes to condensed consolidated financial statements.

              PENRIL DATACOMM NETWORKS, INC AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three and Nine months
                      Ended April 30, 1996 and 1995

1. The accompanying condensed consolidated financial statements, which should be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended July 31, 1995, apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of April 30, 1996 and the results of operations for the nine months ended April 30, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Certain reclassifications have been made to prior period consolidated financial statements to conform to the April 30, 1996 presentation.

     The Company's policy is to maintain its uninvested cash at minimal levels. Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

2. On September 22, 1995, the Company issued an aggregate of 1,465,000 shares of its unregistered common stock to Pequot Partners Fund, L.P., Pequot Endowment Fund, LP and Pequot International Fund, Inc. (collectively the "Investors") for $7,325,000 in a private transaction. As required by the Purchase Agreement between the Investors and the Company, a shelf registration was filed with the Securities and Exchange Commission which became effective on February 28, 1996. See footnote 9 to the financial statements of the Company's Annual Report on form 10-K/A for details of the transaction. In addition, on October 5, 1995, the Company completed the sale of 50,000 shares of its unregistered common stock to Cramer Partners, L.P. for $250,000.

     In the third quarter of fiscal 1996, the Company issued 810,000 of its unregistered common stock in private placements which generated $5,496,000. In the fourth quarter of fiscal 1996, the Company issued 282,267 shares of its unregistered common stock in private placements which generated $2,004,000.

3. Previously reported financial statements have been restated to reflect the Company's wholly-owned subsidiary, Technipower, Inc ("Technipower") as a discontinued operation. The following is a summary of operating information for Technipower(in thousands):

                                     Three Months Ended     Nine months Ended
                                           April 30,            April 30,
                                         1996        1995       1996      1995
                                       ------      ------     ------    ------
            Revenues                  $ 1,234     $   782    $ 3,101   $ 2,542

            Loss from operations
               before income taxes       (422)       (532)    (1,054)   (1,244)

     Because the Company expects to retain the tax benefits associated with the discontinued operation, no income tax benefit has been recorded for any year.

     The loss from operations for the first nine months of fiscal 1996 was included in the loss on disposal of discontinued operations in fiscal 1995.

     Net assets of the discontinued operations consist of the following (in thousands):

                                                  April 30,  July 31,
                                                       1996      1995
                                                      -----     -----
           Current assets                           $ 3,591   $ 2,784
           Current liabilities                       (1,055)     (650)
                                                      -----     -----
           Net current assets                         2,536     2,134
           Property, plant and equipment, net           304       375
           Other non-current tangible assets, net        36        22
           Non-current liabilities                       (6)      (10)
                                                      -----     -----
           Net tangible assets                        2,870     2,521
           Intangible assets, net                       205       255
                                                      -----     -----
                                                      3,075     2,776
           Estimated loss on disposal                  (347)   (1,400)
                                                      -----     -----
                                                    $ 2,728   $ 1,376
                                                      =====     =====

4. In August 1995, Henry D. Epstein, Chairman, exercised 25,000 Class E warrants issued in October 1992. These warrants were issued with a per share exercise price of $3.625, the fair market value of the Company's common shares on the date the warrants were issued. Mr. Epstein exercised the warrants by remitting 12,719 shares with a fair market value of $7.125 per share on the date of the exercise.

   On December 13, 1995, the Company adopted the 1995 Long-Term Stock Option Incentive Plan (the "1995 Plan") to replace the 1986 Incentive Plan which expires on October 8, 1996. The stockholders of the Company approved the 1995 Plan at the Annual Meeting held April 10, 1996. Under the 1995 Plan, which will terminate December 13, 2005, awards may be granted to key employees of the Company and its subsidiaries in one or more of the following forms: (I)Non-qualified stock options; (ii)Incentive Stock Options; and (iii)Restricted Stock Awards. The option price of shares of Common Stock will not be less than 100% (110% in the case of Incentive Stock Options granted to optionees holding more than 10% of the voting stock of the Company at the date of grant) of the fair market value of shares of Common Stock on the date of grant. No option will be exercisable more than ten years (five years in the case of Incentive Stock Options granted to optionees holding more than 10% of the voting stock of the Company on the date of grant) from the date it is granted. The Company has reserved 1,000,000 shares for issuance under the 1995 Plan.


5. On March 15, 1996 the Company amended the credit agreement with its principal bank. The new agreement provides for a maximum working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and secured by substantially all the Company's assets. Interest accrues at the bank's prime rate plus 2% with a commitment fee of 3/8% assessed on the unused portion of the facility. In the event the facility is cancelled prior to its expiration, there is a fee due the bank equal to 3% of the total facility. The agreement expires March 31, 1997. As of April 30, 1996, the Company had $5,412,000 available of which the Company had utilized $4,090,000.

   As of March 7, 1996, the Company had repaid all outstanding term debt with its principal bank.

   Subsequent to April 30, 1996, the Company repaid its outstanding subordinated debt of $805,000. This amount was included in the Current portion of long-term debt as of April 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of fiscal 1996, the Company completed the sale of 1,515,000 shares of the Company's common stock for $7,575,000 in a private placement to Pequot Partners Fund, L.P., Pequot Endowment Fund, LP, Pequot International Fund, Inc. and Cramer Partners, L.P. The proceeds were used to repay term debt and for general working capital needs. See footnote 9 of the Company's report on form 10-K/A for details of the transaction.

In the third quarter of fiscal 1996, the Company issued 810,000 shares of its unregistered common stock in private placements which generated $5,496,000 and in the fourth quarter of fiscal 1996 the Company issued 282,000 shares of its unregistered common stock in private placements generating $2,004,000.

As a result of these financings, the Company was able to reduce accounts payable by $1,683,000 and fund the loss of $8,608,000 (including depreciation and other non-cash items of $2,790,000 but excluding cash used for discontinued operations of $1,352,000). Also contributing to cash flow was the reduction of accounts receivable of $5,623,000 keeping accounts receivable in line with the sales levels. Inventories increased by $1,958,000 as a result of lower than expected sales during the first nine months of fiscal 1996, and because of a build-up of inventory for the new Access Beyond product line. As a result of efforts begun during the third quarter, inventory levels at April 30, 1996 were approximately the same as at January 31, 1996.
The Company is working with several vendors on programs that should result in lower inventories by the end of the fourth quarter of fiscal 1996.

A portion of the proceeds from the sale of common stock noted above was used to reduce term debt with the Company's principal bank and, subsequent to April 30, 1996, to repay the principal balance of the subordinated debt of $805,000. As of March 7, 1996, the Company had re-paid all of the outstanding bank term debt. As discussed in Note 5 to the Company's condensed consolidated financial statements, on March 15, 1996, the credit agreement with its principal bank was amended. The amended agreement which expires March 31, 1997, provides for a maximum working capital facility of $5,500,000 based on qualified accounts receivable with interest at the bank's prime rate plus 2%.
As of April 30, 1996, the Company had utilized $4,090,00 of the facility. See Note 5 for the terms of the new working capital agreement.

The ability of the Company to generate adequate cash for ongoing operational and capital needs is dependent on its success in increasing sales of its data communications products coupled with the sale of assets. The Company is currently attempting to sell the Technipower subsidiary. In addition, it may be necessary to raise cash from other sources including sales of securities.

                        RESULTS OF OPERATIONS

For the Company's data communications segment revenue increased in the third quarter of fiscal 1996 when compared to the second quarter of fiscal 1996. Sales for modems, WAN, and OEM products improved over last quarter. In addition, the Company began shipping its new Access Beyond products during the third quarter. Revenue for the third quarter of fiscal 1996 was $8,973,000 compared to $7,692,000 for the second quarter of fiscal 1996. Revenue for the third quarter of fiscal 1996 decreased $3,513,000 compared to the third quarter of fiscal 1995, and for the first nine months of fiscal 1996 decreased

$11,755,000 compared to the same period of fiscal 1995. These decreases in revenue were the result of fewer orders by some of the Company's OEM customers, slower than expected sales of the Company's new V.34 modem, and a declining market for the Company's older product lines.

Revenues for the Company's electronic instrumentation segment increased $196,000 (14%) in the third quarter of fiscal 1996 compared to the same period in fiscal 1995, and increased $786,000 (19%) in the first nine months of fiscal 1996 compared to the same period in fiscal 1995. New orders for large system integration installations and new orders from original equipment manufacturers are the main reasons for these increases. Revenue decreased $298,000 in the third quarter of fiscal 1996 compared to the second quarter of fiscal 1996 because of the federal government budget delays which prevented several agencies from ordering products due to lack of funding.

Gross profit margins for the data communications segment improved from 35% in the second quarter to 37% in the third quarter as a result of product mix. Gross margins declined to 41% in the first nine months of fiscal 1996 from 46% in the first nine months of fiscal 1995 and in the third quarter of fiscal 1996 declined to 37% compared to 44% in the same period in fiscal 1995. Gross margins on product sales of the electronic instrumentation segment declined to 36% from 41% in the prior quarter. Gross margins on product sales of the electronic instrumentation segment declined to 39% in the first nine months of fiscal 1996 from 44% during the same period in fiscal 1995. Margin declines in both segments was due to pricing pressures from the competition.

Selling, general and administrative expenses for the data communications segment decreased $723,000 (6%) to $11,551,000 in the first nine months of fiscal 1996 from $12,274,000 for the same period in fiscal 1995. Reductions in personnel costs accounted for $486,000 of the decreased expenditures. Expenses for the third quarter of fiscal 1996 were $4,025,000 which remained level with expenses for the prior quarter.

Selling, general and administrative expenses for the Company's electronic instrumentation segment increased $130,000 to $1,227,000 in the first nine months of fiscal 1996 from $1,097,000 in the first nine months of fiscal 1995. Increases in sales commissions and administrative personnel costs associated with the new facilities in Johnstown, New York accounted for the increased costs. Expenses for the third quarter of fiscal 1996 decreased to $345,000 from $452,000 in the prior quarter, due to lower commissions and promotional expenses.

Product development and engineering expenses in the data communications segment were $5,299,000 in the first nine months of fiscal 1996 compared to $5,666,000 in the first nine months of fiscal 1995. The decrease is primarily attributable to lower personnel expenses as a result of the Company's cost reduction efforts during fiscal 1995. Product development costs for the third quarter of fiscal 1996 compared to fiscal 1995 were approximately the same with the third quarter of fiscal 1996 product development expenses of $1,775,000 compared to $1,747,000 for the same period in fiscal 1995. Product development and engineering costs in the electronic instrumentation segment were $409,000 in the first nine months of fiscal 1996 compared to $602,000 in the first nine months of fiscal 1995, a decrease of $193,000. This decrease is a result of engineering efforts related to the large systems orders noted above.

Interest expense for the first nine months of fiscal 1996 declined $336,000 compared with the same period in fiscal 1995. In the third quarter it declined $278,000 compared to the third quarter of last fiscal year. The repayment of all term debt during the third quarter resulted in this decrease of interest expense.

In July 1995, the Company decided to sell the Technipower subsidiary and consequently classified it as a discontinued business. As a result, the loss from Technipower for the first nine months of fiscal 1995 has been reclassified. The $1,054,000 loss for the first nine months of fiscal 1996 was accrued at the end of fiscal 1995 and is included in the net assets of the discontinued operations.

Improved revenues and margins in the third quarter of fiscal 1996 improved the results for the data communications segment. The segment had a loss of $3,168,000 for the third quarter of fiscal 1996 compared to a loss of $3,999,000 for the second quarter of fiscal 1996.
Results for the third quarter and first nine months of fiscal 1996 were down compared to the same periods last year. Lower revenues and decreased margins contributed to a greater loss for the third quarter of fiscal 1996 compared to third quarter losses of fiscal 1995 of $1,119,000. The segment had a loss of $8,764,000 for the first nine months of fiscal 1996 compared to a loss of $3,202,000 for the same period in fiscal 1995.

Results for the electronic instrumentation segment improved in the third quarter of fiscal 1996 with net income of $23,000 compared to a loss of $47,000 for the same period last fiscal year. However, the decrease in revenue in the third quarter of fiscal 1996 caused net income to decline when compared to second quarter net income of $122,000. Results for the first nine months of fiscal 1996 improved with net income of $156,000 compared to $108,000 for the same period in fiscal 1995.

                        PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 10, 1996, at which time the shareholders elected two Class III directors listed in the proxy statement. The vote was:

          Directors                  In Favor          Withheld
     ------------------          ------------      ------------
     Henry D. Epstein               9,293,527           164,574
     Howard M. Schneider            9,303,920           154,181

The shareholders also voted to approve the Company's 1995 Long-Term Incentive Plan which will replace the expiring 1986 Incentive Plan. The vote was:

                                                       Abstain/
                   In Favor           Against         Not Voted
               ------------       -----------      ------------
                  5,159,952           324,948         3,973,201

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits
          --------

          4.01 Third Amended and Restated Credit Agreement dated as of March 15, 1996 between Penril DataComm
                  Networks, Inc. and Signet Bank/Maryland

Reports on Form 8-K
- -------------------
None

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


                                 Penril DataComm Networks, Inc.
                                 ------------------------------
                                        (Registrant)




DATE:     June 14, 1996            BY:/s/ Henry D. Epstein
                                   ------------------------------
                                   Henry D. Epstein
                                   Chief Executive Officer and
                                   Chairman of the Board of Directors








DATE:     June 14, 1996            BY:/s/ Richard D. Rose
                                   ---------------------------
                                   Richard D. Rose
                                   Chief Financial Officer