Form 10-K
period 1996-07-31
PENRIL DATACOMM NETWORKS INC
filed 1996-10-07
CIK 77328

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-K

                          ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             FOR THE FISCAL YEAR ENDED July 31, 1996
                   Commission File No. 00-6710

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 30, 1996 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $125 million.

As of September 30, 1996 there were 11,195,603 shares of the registrant's Common Stock, $.01 par value outstanding.

PART I
ITEM 1.  BUSINESS

Penril DataComm Networks, Inc. ("Penril" or the "Company") develops and markets network access devices which enable local, remote or mobile users to access network resources located at remote sites, central sites or any other point in the network. The Company possesses each of the technologies needed for a complete network access solution including: remote Local Area Network ("LAN") access, high performance modems and modem channel banks, bridges and routers, host access from asynchronous terminals and multiplexors for efficient access to the Wide Area Network ("WAN").

PENDING TRANSACTION

On June 16, 1996, the Company entered into a Plan and Agreement of Merger, as amended August 5, 1996 (the "Merger Agreement") with Bay Networks, Inc.
("Bay") and a subsidiary of Bay. Under the terms of the Merger Agreement, the Company will transfer (the "Transfer") all of its Access Beyond remote access products business and any other assets unrelated to its modem business to a newly formed subsidiary, Access Beyond, Inc. ("Access Beyond") and then distribute all of the shares of Access Beyond common stock to the Company's shareholders in a spin-off transaction (the "Spin-Off"). Following the spin-off the subsidiary of Bay will merge with and into Penril, whose primary remaining operations will consist of its modem business, with Penril becoming a wholly owned subsidiary of Bay.

Pursuant to the Spin-Off and merger transaction, shareholders of the Company, as of the appropriate record dates, will receive one share of Access Beyond common stock for every share of Penril common stock held, plus $10 in Bay common stock. The dollar value of Bay shares to be paid is fixed according to an exchange value determined by averaging the closing prices of Bay common stock over a specific period prior to closing. In addition to the assets and liabilities related to the Modem business, Bay will assume the outstanding bank debt of Penril up to $4 million. All cash of Penril on the date of the closing of the transactions will be transferred to Access Beyond, Inc.

The transactions are subject to regulatory and Penril stockholders' approval.

RESTRUCTURING OF BUSINESS

As more fully described in Note 2 to the Consolidated Financial Statements, the Company took actions to strategically restructure its business to reduce costs and improve competitiveness for the long term. The Company's wholly owned subsidiary, Access Beyond, Inc., intends to focus its resources on the growing segment of remote access data communications. As a result of this plan, the Company recorded a charge of approximately $9.7 million in the fourth quarter of fiscal 1996. In addition, the Company decided to sell its Electro-Metrics, Inc. ("EMI") subsidiary which specializes in the production of sophisticated high frequency electronic instrumentation equipment.

DISCONTINUED OPERATIONS

As noted above, the Board of Directors made the decision to sell EMI and consequently, EMI has been classified as a discontinued business. The Company continues to operate EMI and expects EMI to at least operate at a break even level through the anticipated disposition date which is expected to occur on or before December 31, 1996. Prior to the end of fiscal 1996, the Company entered into an agreement subject to certain contingencies, to sell the assets of Technipower, Inc. ("TPI"). The sale is expected to be completed during the first quarter of fiscal 1997. The Company recorded a charge of $640,000 in the fourth quarter of fiscal 1996 for the estimated loss on disposal of both these business. See Note 3 to the Consolidated Financial Statements for further discussion of discontinued operations.

MODEM PRODUCTS

The modem family of products includes a variety of products for use in sending data from one point to another via public or private telephone lines. The mainstay of this product grouping is the V.34 modem. Based on proprietary DSP and controller design, Penril's V.34bis modems offer many advanced features including data transmission speeds up to 33,600 bits per second, protocol intelligent compression performance (e.g., Internet Asynchronous PPP and SLIP) and remote software upgradeability for implementation of future standards.

Modems are delivered in several forms including desktop boxes and modem cards which implement many modems on a single board. In addition to a wide variety of modem products and capabilities, Penril's modems support sophisticated modem management capabilities which are sold together with Penril's modem products. Products are sold through a world wide network of resellers, distributors and OEMs. Based on the high end functionality of Penril's products, Penril focuses its sales efforts on large modem installations, including telephone companies and PTTs world wide.

In the last six months, Penril has begun aggressive licensing and OEM development programs involving its advanced modem technology. For semi-conductor manufacturers, such projects involve the portation of Penril's modem software to new custom chip environments and the payment of substantial engineering fees and per chip royalties. For communications companies, projects involve the design of custom high density modem solutions that integrate with existing customer products, with anticipated subsequent high volume purchases of such custom cards.

In addition to high speed modems and modem technology, Penril expects to continue to sell T1 Customer Premise Equipment. Penril offers a system that allows multiple telephone and data communications to be transmitted over one high-speed transmission line at speeds up to 1.54 million bits per second. This product supports network management, voice, data and video communications as well as access to long distance carrier networks.


INTERNETWORKING PRODUCTS

The Company's internetworking product line consists largely of products which serve the LAN and Host Access markets and a new product family called Access Beyond, serving the remote access market.

The LAN and Host Access products currently sold by the Company include statistical multiplexers and host access servers (VCX), Ethernet terminal servers (CSX), Ethernet local and remote bridge routers (BRX), and a line of CSU/DSU wide area products. The Company's new Access Beyond product family is targeted at the remote access market, providing a scaleable, modular platform into which a variety of connectivity options are expected to be offered. The Access Beyond family of products is expected to replicate the function of most of the LAN and Host Access Products, allowing the Company to phase out LAN and Host Access Products models in favor of new Access Beyond models.

The VCX product line of multiplexers ranges from 4-port remote site multiplexers to enterprise solutions providing up to 304 ports or 36 trunk lines and multipurpose communication servers that combine both wide area network ("WAN") and LAN capabilities. These products can function as a data PBX, X.25 PAD, statistical multiplexer, terminal server or any combination of these. Although the market for these products is in decline, the Company continues to serve the installed base and fulfill customer applications.

The CSX Ethernet communications server family provides local and dialup access to Ethernet LANs. Available as either 8-port or 16-port stand alone units or as a modular chassis based solution, the CSX server provides terminal and dialup access for TCP/IP networks. The BRX family includes modular switching routers that provide up to 16 LAN ports and 2 WAN ports. A key element to the BRX product line is in the Constellation software which provides a scaleable router/switching solution. The Company believes that the Constellation software uses an architecture called Logical Bridge Routing, which enables network managers to optimize bridge/router port configurations for efficient high performance. The Constellation software is one of the key elements in the new Access Beyond product line.

The Access Beyond product line is a scaleable, modular family of remote access products that integrate WAN transmission and LAN access technologies into a single modular architecture, while allowing room for growth and investment protection.

The Company anticipates that a wide range of Access Beyond models will be available to meet varying site requirements, with chassis sizes ranging from small 4-port units to completely modular 196-port units, thus allowing the user to customize the chassis-based units to provide a unique mix of local area and wide area network interfaces that meet the specific demands of its network environment. Interface options will include: Ethernet backbone and end user ports, integrated wide area network interfaces, analog modems, digital modems, CSU/DSU and ISDN interfaces. The modularity and scaleability of the Access Beyond product family is intended to give the customer flexibility in network configuration and expansion potential.

The first phase of Access Beyond includes Ram Rack, a high density modem product and Access Beyond 1000 Remote Access Servers, which are now being shipped to customers. These products provide remote users with competitively priced remote access to Novell, TCP/IP and Appletalk networks. The next phase of the Access Beyond rollout is expected to include the Access Beyond 2400 and Access Beyond 4400 modular chassis systems. These products are designed to expand the flexibility of the product line with optional interfaces for direct terminal connections, integrated V.34 modems and integrated ISDN terminal adapters, along with LAN and high speed WAN (T1/E1/PRI) connectivity.

The Company anticipates that future enhancements to its remote access software will provide integration of the remote access capabilities with full multi-protocol routing. This combination is expected to provide additional connectivity options and reduced access costs for corporate remote access networks by allowing a single Access Beyond server to replace several separate competitive devices. The software features of Access Beyond are and will be focused on solving the problems of corporate remote LAN access. With the growth of the Internet and the World Wide Web, corporate telecommuters and traveling employees now require simultaneous support for multiple networking protocols allowing access to a wide variety of applications. Networking security is provided via a collection of security options.

All Access Beyond products will be monitored and configured with a graphical, menu-driven Windows-based management tool that provides real-time management control over the Access Beyond products. This management tool will be based on the industry standard SNMP protocol to ensure interoperability with equipment and management systems from other vendors.

The Company believes that it will deliver the industry's first unified approach to remote access, with one comprehensive product line that can supply both LAN and WAN technologies required in a single architecture, with complete management control, and new levels of investment protection for end users. Existing applications will be changed from dedicated services to faster, lower cost and more flexible services such as Frame Relay and Ethernet. Access Beyond is intended to provide a migration path from these older networks to the remote access networks of the future.

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

PATENTS, COPYRIGHTS AND LICENSES

The Company owns, or is licensed or otherwise possesses legally enforceable rights to use, several patents, patent applications, trademarks, trade names, service marks, copyrights, schematics, technology, know-how, computer software programs or applications, and tangible or intangible proprietary information or material essential and necessary to the business of the Company. The Company may desire in the future to obtain additional licenses related to its products and believes, based on industry practice, that any necessary licenses could be obtained. The costs of such licenses may vary significantly depending on the nature of the technology involved.

The patents owned by Penril include patents entitled "Precoding Scheme for Transmitting Data Using Optimally-Shaped Constellations over Intersymbol-Interference Channels" (jointly owned with the University of Maryland pursuant to a certain Patent Ownership Agreement, dated
April 3, 1996), "Modem and Method for Eight Dimensional Trellis Code Modulation" and "Radio Frequency Apparatus for Measuring Moisture Content of Materials as a Function of Dielectric Constant" (expired on November 3, 1992).
The trademarks, trade names, and service marks, owned by Penril include BIAX, PENRIL, PENRIL CORP., PENRIL DATABILITY NETWORKS, AND THE PENRIL DATABILITY DESIGN, PENRIL DATACOMM, and PENRIL DATA COMMUNICATIONS.

Penril has historically licensed technology, which helps to support Company developed designs, including multiplexer base system technology channel bank system technology, quad voice card technology, quad analog card technology, high speed data card technology, logic redundancy technology, uninterruptible power supply technology, drop and insert arrangement technology, networking technology, V.34 data/fax modem technology, bridge routers and remote access servers technology, router software technology, V.42bis modem technology, license under MNP Link protocol technology, and various software licenses.

On June 16, 1996, Penril and Bay entered into a Perpetual License Agreement whereby Penril licensed Bay certain intellectual property, software, and technical know-how relating to certain V.34+Xylogics Octal Modem Cards. The effective date of this Perpetual License Agreement is contingent on certain
terms contained in the Merger Agreement.   Should Penril or Bay terminate the
Merger Agreement, this Perpetual License Agreement will become effective under certain circumstances upon the payment by Bay of $50 million within 10 business days of giving notice of such termination to Penril, but no earlier than December 16, 1996. The Perpetual License Agreement contemplates that Penril will develop an 8 port Digital Modem Card for Bay, train Bay's personnel in the underlying technology, and provide technical assistance where necessary to permit Bay to market this digital technology. In addition, in order to practice the licensed technology, a license under a certain patent must be granted by Penril to Bay. Penril and Bay will negotiate the terms and conditions of such license. Such license will be subject to the following conditions: (a) if Bay makes the payment of $50 million should the Merger Agreement be terminated, the royalty rate for modems covered by such patent will not exceed the lesser of $.30 per modem or the lowest rate being charged to any other licensee of such patent, and (b) if no such payment of $50 million is made, the royalty rate will not exceed that being charged to any other licensee manufacturing a comparable volume of modems under such license. The Perpetual License Agreement also grants Bay the right to hire, within 90 days of its effective date, up to five designated Penril employees, which employees are important to the modem business. Also on June 16, 1996, Penril and Bay entered into a License Agreement whereby Penril licensed to Bay certain intellectual property, software and technical know-how relating to certain V.34+ Xylogics Octal Modem Cards. The License Agreement terminates December 15, 1996. Bay paid Penril a fee of $4.5 million upon execution of the License Agreement.

The patents which are associated with EMI and TPI include patents entitled "Fiber Optic Connector", "Uninterruptible Power Supply", and "Guard Time Elimination in a TimeDivision Multiplexed, Active Star-coupled, Half-duplex Mode, Synchronous Communications Network." These patents will be sold as part of the assts of EMI and TPI. If the sale of these subsidiaries are not consummated prior to the Transfer, then these patents will be contributed to Access Beyond as part of the assets of EMI and TPI.

The United States trademarks, trade names and service marks which will be owned by Access Beyond after the Transfer include ELECTRO-METRICS, TECHNIPOWER, ACCESS BEYOND, CONSTANT POWER, MULTIVERTER, FORSITE, MUX/ROUTER, and SUNUPS. The foreign trademarks, trade names and service marks which will be owned by Access Beyond include TECHNIPOWER in France, the United Kingdom and Italy.

Access Beyond will license much of its technology including integrated access software; CSU/DSU technology; frame relay assembler disassembler technology; PC/TCP SNMP technology; terminal emulation software; remote access software; router card technology and software; network management software; and basic frame relay software for LAN interconnect products.

On June 16, 1996, Penril and Bay entered into a Development and License Agreement on behalf of Access Beyond whereby Bay licensed to Penril on behalf of Access Beyond certain intellectual property, software, and technical know-how related to certain 24-port Digital Modem Cards. The agreement contemplates that Bay will develop a 24-port Digital Modem Card for Access Beyond, train Access Beyond's personnel in the underlying technology, and provide technical assistance where necessary to permit Access Beyond to market this digital technology.

Finally, the consummation of the spin-off transaction is conditioned upon a transfer of a license for intellectual property, software and technical know-how pursuant to the terms of that certain Technology License Agreement to be executed between Penril and Access Beyond. In connection with the Transfer, Penril and Access Beyond will enter into a Technology License Agreement whereby Penril will license to Access Beyond certain intellectual property, software and technical know-how, including those relating to a patent jointly owned by Penril and the University of Maryland. The Technology License Agreement will also obligate Penril to use its best efforts to obtain for Access Beyond all rights obtained by Penril pursuant to cross licensing agreements involving such jointly owned patent.


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

RESEARCH AND DEVELOPMENT

Under its own sponsorship, the Company is continuously engaged in the development of new products as well as the development and enhancement of its existing products. The Company expensed approximately $7,389,000 (19% of consolidated revenues) for product development and engineering during fiscal 1996 compared to $7,438,000 (14% of consolidated revenues) in fiscal 1995 and $8,817,000 (14% of consolidated revenues) in fiscal 1994.

ENVIRONMENTAL MATTERS

The Company's compliance with federal, state and local environmental laws has had no material effect upon the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

As of July 31, 1996, EMI had 71 employees, TPI had 46 employees and Penril Datability division had 276 employees. The Company believes that its future success will depend largely on its ability to retain certain key personnel and to recruit and retain additional highly skilled employees who are in great demand. The Company has employment contracts with certain officers, but does not have employment contracts with its other employees. The Company has experienced no work stoppages and believes that its employee relations are satisfactory. It is currently anticipated that employees working at EMI and TPI will remain as employees of these entities when the entities are sold. As part of the restructuring of the Company, and the spin-off of Access Beyond and the subsequent merger with Bay, 66 employees have been notified that their employment will be terminated, approximately 170 employees will be employed by Access Beyond and approximately 41 employees will remain with Penril after the merger.

INTERNATIONAL OPERATIONS

The Company has subsidiaries located in the United Kingdom and Hong Kong. Reference is made to Note 10 of the Notes to Consolidated Financial Statements contained in Part II, Item 8.

ITEM 2. PROPERTIES

The Company and its subsidiaries lease manufacturing, warehouse and office facilities as follows:


Operation              Location            Size            Lease Expires
----------------- --------------             -----------   --------------
Penril Datability Gaithersburg, MD         84,000 Sq. Ft.  September, 1999
Penril Datability Carlstadt, NJ            44,403 Sq. Ft.  September, 2001
Penril Datability Basingstoke, England      6,800 Sq. Ft.  August, 2006

Each location has separate space as required for manufacturing, engineering, marketing and administrative activities adequate for present purposes. The Company's executive offices are located in the Gaithersburg, Maryland facility. In addition to the facilities mentioned above, the Company also leases several sales offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to several material legal proceedings as summarized below. With the exception of the proceeding against Rockwell International Corporation, et. al., and one other legal proceeding incurred in connection with the modem business, all costs, expenses, liabilities and obligation of the litigation will be assumed by Access Beyond in connection with the spin-off transaction and all recoveries from such litigation will be realized by Access Beyond; provided, however, that Penril may be deemed to have remained contingently liable for satisfaction of the obligations.

On June 1, 1993 Penril initiated a lawsuit against Standard Microsystems Corp., ("SMC") Massachusetts, Inc., Ashraf M. Dahad and Kwabena Akufo (the "SMC Defendants") in the Circuit Court of Maryland for Montgomery County for breach of contract including, among other things, failure to transfer technology, unfair competition and false representations. Penril sought relief in an aggregate amount of approximately $50 million. The SMC Defendants subsequently brought a counterclaim alleging fraud and breach of contract and sought recovery of amounts due under the contract which were alleged to be approximately $1,650,000 in compensatory damages plus unspecified punitive damages. In September 1996, the Company and the SMC Defendants agreed to drop the fraud charges and to settle the contractual dispute. The Company will receive from SMC, in settlement of litigation, $3.5 million, net of legal payments, in the first quarter of fiscal 1997.

On December 24, 1994, Penril filed a complaint against Network Systems Corporation of Minneapolis, Minnesota ("NSC") in the Circuit Court of Maryland for Montgomery County. The litigation arises out of a contract in which Penril agreed to develop certain computer hardware and software to NSC's specifications. Penril alleges breach of contract, fraudulent inducement and defamation and is seeking specific performance, compensatory damages of $2,000,000 and punitive damages of $5,000,000. On March 28, 1995, NSC filed an answer and counterclaim in which NSC alleges negligent misrepresentation, fraud and breach of contract by Penril. NSC is seeking rescission of the contract, restitution of monies paid by NSC to Penril, compensatory damages of $5,000,000 and punitive damages in an unspecified amount. As of September 24, 1996, the litigation was in the discovery stage.

Digital Equipment Corporation ("DEC") has claimed, through a series of written communications, that Penril has violated DEC patents related to DEC LAT technology. Penril has taken the position that Datability, Inc., prior to its acquisition by Penril, had a relationship with DEC that involved the development of LAT for which Datability has not collected. Both DEC and Penril have taken the position that it is in the best interests of both parties to work toward a fair resolution. As of September 24, 1996 no formal claims have been filed.

On December 6, 1995, Penril filed a lawsuit against Rockwell International Corporation and U.S. Robotics Access Corporation seeking declaratory, injunctive, and money damage relief by reason of an alleged patent infringement by the defendants. The action was filed in the United States District Court for the District of Maryland. In September 1996, the Company agreed to settle its lawsuit with U.S. Robotics.

The Company is involved in other routine litigation.

Management believes none of the litigation will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted on the NASDAQ National Market System under the symbol PNRL. The following table sets forth the high and low sales prices as reported by NASDAQ for the fiscal quarters indicated.

<CAPTION
                                    1996                          1995
                             High           Low            High           Low
                            ------         ------         ------         ------
    First Quarter          $ 8 3/8        $ 4 3/8        $ 4 1/8        $ 2 3/4
    Second Quarter          11 1/4          5 1/4          3 3/8          2 1/8
    Third Quarter            9 1/4          5 1/2          4 3/4          2 3/4
    Fourth Quarter          14 1/8          8 3/8          6              3 1/8

The current quoted price of the stock is listed daily in the Wall Street Journal in the NASDAQ National Market System section. The number of holders of record of the Company's Common Stock as of August 31, 1996 was 936. The Company has not paid a dividend during the preceding two fiscal years and there can be no assurance that it will pay a dividend.

ITEM 6.  SELECTED FINANCIAL DATA

Data from the Consolidated Statements of Operations included in the following table pertain to the Company's continuing and discontinued operations (in thousands, except per share amounts).  The results include the operations of Datability, Inc. ("Datability") from May 6, 1993, the date of acquisition.


                                                             Years Ended July 31,
                                                 1996          1995           1994        1993         1992
                                              -------       -------        -------     -------      -------
Continuing operations
  Net Revenues                               $ 39,435      $ 52,611       $ 61,838    $ 44,108      $ 32,966
  Income(Loss)                                (20,668)(a)    (4,614)         2,345       1,027           188
  Earnings(Loss) per share                      (2.14)        (0.61)          0.30        0.15          0.03

Discontinued operations
  Net Revenues                                 10,469         8,960         11,995      12,694        13,969
  Income(Loss)                                    404        (1,661)          (828)       (896)          906
  Loss on Disposal                               (640)       (1,400)            --          --            --
  Earnings(Loss) per share
  Discontinued operations                        0.04         (0.22)         (0.11)      (0.13)         0.13
    Loss on disposal                            (0.07         (0.19)            --          --            --

Cash Dividends
  per share                                        --            --           0.02          --          0.02
At Year End:
 Total Assets                                  33,780        44,388         51,061      49,178        28,689
 Long-Term Debt                                   905         5,681          8,890      10,217         1,875
 Stockholders' Equity                          18,215        21,723         28,580      27,501        22,177


(a) Net Income from continuing operations for fiscal 1996 includes a charge of $9.7 million for restructuring and
    $500,000 for costs incurred related to the Merger Agreement with Bay.


Quarterly Financial Data

A summary of the Company's consolidated results of continuing operations for each of the fiscal quarters for the years ended July 31, 1996 and 1995 is shown in the table below.

Fiscal 1996 Quarters Ended:          October 31,1995 January 31, 1996   April 30, 1996   July 31, 1996
---------------------------           --------------  ---------------   ---------------  -------------
  Revenues                                   $ 9,656          $ 7,691           $ 8,973       $ 13,115
  Gross profit                                 4,757            2,691             3,304          6,274
  Net loss                                    (1,597)          (3,999)           (3,168)       (11,904) (a)
  Net loss per share                            (.19)            (.43)             (.31)         (1.11)

Fiscal 1995 Quarters Ended:          October 31,1994 January 31, 1995    April 30, 1995  July 31, 1995
----------------------------         --------------- ----------------    --------------  -------------
  Revenues                                  $ 13,422         $ 12,757          $ 12,682       $ 13,750
  Gross profit                                 6,334            5,844             5,594          5,445
  Net loss                                      (619)            (936)           (1,119)        (1,939)
  Net loss per share                           (0.08)           (0.12)            (0.15)         (0.26)


(a) Net loss from continuing operations for the fourth quarter of fiscal 1996 includes a charge of $9.7 million for restructuring and $500,000 for costs incurred related to the Merger Agreement with Bay.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS DEVELOPMENTS

Beginning in fiscal year 1994, Penril began to focus its business on remote access connectivity products. Out of this strategy came the Company's new remote access product line. The first phase of the new remote access product line includes the Ram Rack and the Access Beyond 1000 Remote Access Server.

As noted above, the Board of Directors made the decision to sell EMI and consequently, EMI has been classified as a discontinued business. The Company continues to operate EMI and expects EMI to at least operate at a break-even level through the anticipated disposition date which management believes will be completed by December 31, 1996. Prior to the end of fiscal 1996, the Company entered into an agreement, subject to certain contingencies, to sell TPI. The completion of the sale is expected during the first quarter of fiscal 1997. The Company recorded a charge of $640,000 in the fourth quarter of fiscal 1996 for the estimated loss on disposal of both these businesses. No assurance can be given that either or both of EMI and TPI will be sold or that the timing or terms of any such sale will be favorable to and as anticipated by the Company.

On June 16, 1996, as amended on August 5, 1996, the Company entered into the Merger Agreement with Bay and a subsidiary of Bay. Under the terms of the Merger Agreement, the Company will transfer all of its remote access products business and any other assets unrelated to its modem business to a newly formed subsidiary, Access Beyond, Inc. ("Access Beyond") and then distribute all of the shares of Access Beyond common stock to the Company's stockholders in a spin-off transaction (the "Spin-Off"). Following the Spin-Off, the subsidiary of Bay will merge with and into the Company, whose primary remaining operations will consist of its modem business, with the Company becoming a wholly owned subsidiary of Bay.

As a result of all of the above items, in the fourth quarter of fiscal 1996, the Company took actions to strategically restructure the business to focus on the remote access connectivity products, to reduce costs and improve competitiveness for the long term. This restructuring plan included the elimination of the VCP and BRX product lines and the introduction of the new remote access product line. The decision to restructure and refocus is not dependent upon consummation of the Merger. As described more fully in Note 2 to the Consolidated Financial Statements, the Company recorded a restructuring charge in the fourth quarter of fiscal 1996 of $9.7 million. This charge consisted of a write-down of costs in excess of net assets acquired ($5.0 million), a provision for the write-down of inventories and fixed assets ($2.3 million), a provision for costs associated with contractual obligations for leased facilities in Hong Kong and Carlstadt, New Jersey ($1.0 million), a provision for the write-down of purchased technology ($1.0 million), and a provision for costs associated with termination of approximately 90 employees ($400,000). On an annualized basis this plan is expected to reduce labor costs by approximately $3 million, reduce amortization and depreciation expenses by approximately $700,000, and reduce facilities expenses by approximately $300,000. The Company anticipates completion of the employee terminations and consolidation of leased facilities by the end of the second quarter of fiscal 1997, and does not anticipate any additional costs associated with this restructuring plan.

With the exception of historical information, the matters discussed in this document may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in this section as well as factors discussed elsewhere in this filing and in other filings with the Commission, could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

During fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires the Company to review long-lived assets, certain identifiable intangibles, and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of events occurring in the fourth quarter of fiscal 1996, the Company decided to restructure and refocus its remaining businesses. Due to these events, the Company determined that the excess of costs over net assets acquired would not be recoverable, and a charge of $4,952,000 was taken in the fourth quarter of fiscal 1996 against the carrying value of this asset. This charge was the remaining balance in the account "Excess of Costs over Fair Value of Net Assets Acquired"
(See Note 2).


During fiscal 1996, Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which establishes a fair value based method for stock-based compensation plans, was issued. SFAS 123 includes both recognition and measurement provisions and disclosure requirements for stock based compensation. The Company has elected not to adopt the recognition and measurement provisions of SFAS 123. The effect of adopting this statement in fiscal 1997 is not deemed to be material.

RESULTS OF OPERATIONS

As a result of the Merger Agreement with Bay and the Spin-Off of the LAN and remote access products business, the following discussion is based on the Penril historical financial statements, with revenue and expenses which could be specifically identified with the modem products shown separately from the LAN and remote access ("Host Access") products. All revenue and expenses which could not be specifically identified with the modem products were included with the LAN and Host Access products, consequently the expenses for the LAN and Host Accss products are in excess of those that would have been incurred had the Company been a stand alone company. As noted above, TPI and EMI subsidiaries are classified as discontinued operations and are not included in this discussion unless otherwise noted. Dollar amounts are reported in thousands.


Fiscal 1996 Compared to Fiscal 1995

                                              July 31,    July 31,
                                                 1996         1995      CHANGE
                                             ---------    ---------    --------

Revenues:
  LAN and Host Access products.............   $19,916      $33,637     $(13,721)
  Modem products...........................    19,519       18,974          545
                                             ---------    ---------    --------
                                              $39,435      $52,611     $(13,176)
                                             ========     ========     ========

     The decrease in revenues for Penril's LAN and Host Access products was primarily attributable to the continued decline in market demand for terminal servers and multiplexers which resulted in lower volumes and more competitive pricing. The Company intends to phase out these products, which represent older technology, and introduce its new remote access product line. The new remote access product line is designed to meet the growing demand for remote access technology. The Company believes that its new remote access product line has a unique product architecture that combines both remote access and internetworking capabilities which will offer expanded and fully compatible capabilities to the existing customer base as well as offering new customers a product line which will be state of the art in remote access. The Company believes that this new product line will be competitively priced and will generate revenues over the next fiscal year to offset the decline in revenue from its older LAN and Host Access product line.

    In the fourth quarter of fiscal 1996, the Company and Bay entered into a License Agreement whereby Bay acquired a license to certain intellectual property rights related to its modem technology, and the Company was paid $4.5 million. Revenue for the modem business without this license agreement would have been $15,019,000 in fiscal 1996 compared with $18,974,000 in fiscal 1995. The decrease in revenue from the sale of modem products was due to slower than expected sales of Penril's V.34 modems, and a decline in sales of older modem products. The Company believes that more competitive pricing of its new V.34 modems will result in higher revenues for fiscal 1997 compared to fiscal 1996, and that these higher revenues should offset the continued decline in sales of older modem products.

    As shown in Note 10 to the Consolidated Financial Statements, exports represented 44% of the Company's total revenues in fiscal 1996 and 45% of the Company's revenues in fiscal 1995. Approximately 60% of the Company's exports related to Modem products in both fiscal 1996 and fiscal 1995. Revenues from the Company's foreign subsidiaries, which are primarily sales and marketing operations (in England and Hong Kong) represented 7% of the Company's total revenues in fiscal 1996 and 5% of the Company's total revenues in fiscal 1995 and over 95% of those revenues were generated from the subsidiary in England. Due to the growing demand worldwide for data communications products, the Company believes it will continue to generate revenue from exports of both its LAN and Host access products and its modem products. Because of the location of its primary foreign subsidiary, the Company does not believe it has any significant exposure to exchange rate risk.

     As a result of the restructuring plan, the Company will phase out its Hong Kong subsidiary in fiscal 1997, and relocate its sales and marketing operations to the U.S. The Company does not anticipate that the restructuring plan will have a material effect on revenues for either the Modem products or the LAN and Host access products.

                                               July 31,    July 31,
                                                 1996         1995      CHANGE
                                             ---------    ---------     ------
Gross Profit Margin:
  LAN and Host Access products...............        37%       46%         (9%)
  Modem products.............................        49%       41%          8%

    The decrease in the gross profit margin for LAN and Host Access products was due to reductions in product pricing in order to remain competitive in the marketplace, and increases in manufacturing inefficiencies due to lower sales volumes. As noted above, the Company entered into a License Agreement with Bay in the fourth quarter of fiscal 1996 for $4.5 million. Gross profit margins without this License Agreement would have been 34% in fiscal 1996
compared to 41% in fiscal 1995.   The decrease in gross profit margins for
modem products was due to higher costs of materials in the V.34 modem product line as well as pricing competition and lower manufacturing efficiencies related to the lower sales volume.

                                               July 31,    July 31,
                                                 1996         1995       CHANGE
                                              ---------    ---------    -------
Selling, general and administrative expenses:
  LAN and Host Access products...............   $16,417      $16,479     $ (62)
  Modem products.............................     2,694        2,286       408
                                              ---------    ---------    ------
                                                $19,111      $18,765     $ 346
                                              =========    =========    ======

     Selling, general and administrative expenses decreased for the LAN and Host Access products primarily from lower commissions paid due to lower sales volume. There was also a reduction in personnel costs as a result of eliminating several administrative positions in the Gaithersburg, Maryland facilities during fiscal 1995. This reduction was partially offset by an charge of $500,000 during the fourth quarter of fiscal 1996, for costs incurred related to the Merger Agreement with Bay. All expenses which could not be specifically identified with the modem products were included with the LAN and Host Access products, consequently the expenses for the LAN and Host Access products are in excess of those that would have been incurred had the LAN and Host Access products been a stand alone company.

                                               July 31,    July 31,
                                                 1996         1995       CHANGE
                                               ---------    ---------    ------
Product development expenses:
  LAN and Host Access products...............   $ 5,624      $ 5,520     $ 104
  Modem products.............................     1,765        1,918      (153)
                                               ---------    ---------    ------
                                                $ 7,389      $ 7,438     $ (49)
                                                ========     ========     =====

     Product development expenses in the LAN and Host Access products increased because of an increase in personnel costs related to development of the new Access Beyond product line. Modem product development expenses decreased because of reductions in personnel costs as a result of Penril's cost reduction efforts in fiscal 1995. All expenses which could not be specifically identified with the modem products were included with the LAN and Host Access products, consequently the expenses for the LAN and Host Access products are in excess of those that would have been incurred had the LAN and Host Access products been a stand alone company.

                                               July 31,    July 31,
                                                1996         1995       CHANGE
                                             ---------    ---------    -------
Interest expense.............................    $ 698     $ 1,228      $(530)

     During fiscal 1996, Penril sold common stock in private placements which generated approximately $14.7 million in cash. A portion of the proceeds was used to repay all term debt during fiscal 1996, which resulted in decreased interest expense.

Fiscal 1995 Compared to Fiscal 1994

                                               July 31,     July 31,
                                                 1995         1994       CHANGE
                                              ---------    ---------    -------
Revenues:
 LAN and Host Access products...............   $33,637      $39,011     $(5,374)
 Modem products.............................    18,974       22,827      (3,853)
                                              ---------    ---------    -------
                                               $52,611      $61,838     $(9,227)
                                              ========     ========     ========

     The decrease in revenues for Penril's LAN and Host Access products was primarily attributable to the declining market for terminal servers and multiplexers as these products were reaching the end of the product life cycle, and to a decrease in orders from some of Penril's OEM customers. The decrease in revenues from modem products was due to unexpected delays in shipment of the V.34 and V.34bis modems. As shown in Note 10 of the Consolidated Financial Statements, the Company had total exports of $23.6 million in fiscal 1995 compared with $25.6 million in fiscal 1994.

                                               July 31,     July 31,
                                                 1995         1994       CHANGE
                                              ---------    ---------    ------
Gross Profit Margin:
 LAN and Host Access products...............        46%       54%         (8%)
 Modem products.............................        41%       45%         (4%)

     The decrease in gross profit margins for LAN and Host Access products was due to lower manufacturing efficiencies. The decrease in gross profit margins for modem products was due to costs associated with the initial production of the V.34 modem product line, lower manufacturing efficiencies and pricing competition related to the decrease in sales.

                                              July 31,     July 31,
                                                 1995         1994       CHANGE
                                             ---------    ---------    -------
Selling, general and administrative expenses:
 LAN and Host Access products...............   $16,479      $16,965     $  (486)
 Modem products.............................     2,286        1,850         436
                                             ---------    ---------    -------
                                               $18,765      $18,815     $   (50)
                                              ========     ========     =======

     Selling, general and administrative expenses decreased for LAN and Host Access products primarily because of a reduction in personnel costs as a result of eliminating several administrative positions in the Gaithersburg, Maryland facilities during fiscal 1995 as part of the Company's cost reduction program. Selling, general and administrative expenses for modem products increased primarily due to additional allowances for bad debts.

                                               July 31,     July 31,
                                                 1995         1994       CHANGE
                                              ---------    ---------    -------
Product development expenses:
 LAN and Host Access products...............   $ 5,520      $ 6,797     $(1,277)
 Modem products.............................     1,918        2,020        (102)
                                              ---------    ---------    -------
                                               $ 7,438      $ 8,817     $(1,379)
                                               ========     ========     =======

     Product development expenses decreased because of reductions in personnel costs as a result of Penril's cost reduction efforts in fiscal 1995 and 1994.

                                               July 31,     July 31,
                                                 1995         1994       CHANGE
                                              ---------    ---------    -------
Interest expense.............................   $ 1,228      $   908     $   320

     Interest expense increased because of the increase in the prime rate from 7% in fiscal 1994 to 9% in fiscal 1995, and because the rate charged the Company by its principal bank was raised from prime plus 1/2% to prime plus 2%.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1996, the Company sold 2,607,000 shares of its common stock in two unrelated series of private placements which generated aggregate proceeds of $14,744,000. These proceeds were used to repay all of the Company's bank term debt and all its outstanding subordinated debt which combined totaled $4.8 million and to fund general working capital needs including the loss of $11.1 million (excluding restructuring charges) for fiscal 1996.

As a result of the strategic business plan to restructure the Company, the Company recorded a restructuring charge of $9.7 million in the fourth quarter of fiscal 1996. This restructuring charge included non-cash items for the write-down of costs in excess of net assets acquired of approximately $5.0 million, a provision for the write-down of purchased technology of approximately $1.0 million, a provision for the write-down of inventory of $2.2 million. This restructuring charge also included items that will require future cash expenditures for employee severance of approximately $400,000, and obligations for leased facilities of $1.0 million. The severance payments to employees will occur in the fiscal 1997 second quarter and the payments under the leased facilities obligations will occur over the remaining life of the lease with $282,000 due in fiscal 1997, $289,000 due in fiscal 1998 and $440,000 due after fiscal 1998.

As a result of lower than expected sales and the build up of inventory to support the new remote access product line, inventory levels of the Company increased $1.3 million during the first nine months of fiscal 1996. Consequently, the Company started a program to reduce inventories that resulted in a fourth quarter reduction of approximately $750,000. In addition, as noted above, the Company recorded an inventory write-down provision of $2.2 million as part of the restructuring charge. These actions resulted in the Company inventory levels of $9.7 million at July 31, 1996, or a reduction of $1.7 million below the July 31, 1995 inventory level of $11.4 million.

Contributing to the Company's cash flow in fiscal 1996 was the reduction in accounts receivable of $6.5 million. This reduction was the result of the lower sales volumes in fiscal 1996 compared to fiscal 1995 and an aggressive collection effort that reduced the average collection time from 94 days in fiscal 1995 to 65 days in fiscal 1996.

The Company's accounts payable also declined by $2.1 million as result of the lower level of business.

As part of the Transfer, Access Beyond is to receive all the cash and cash equivalents of the Company. As of September 25, 1996, the Company had cash and cash equivalents of approximately $3.8 million. In addition, the Company is expected to generate cash from several non-operating sources. These anticipated sources include the following:

 The Company settled a law suit with Standard Micro Systems Corp on September 24, 1996. This settlement will result in the Company receiving in October 1996, $3.5 million in cash after all related expenses have been paid.

 The Company is in discussions with a potential buyer of EMI. Although there can be no assurance that a sale of EMI wil occur, the Company's management believes that the sale of EMI will be completed by December 31, 1996 with expected net cash proceeds of $3.0 million to $3.5 million after transaction expenses.

 The Company has entered into a contract to sell TPI, for $4.3 million, subject to various contingencies. The Company expects this transaction to close during the first quarter of fiscal 1997 with the payment of to the Company $1.5 million in cash. The remaining $2.8 million payment is due, pursuant to the terms of the contract, on or before December 31, 1996.

As part of the Merger Agreement with Bay, Access Beyond will receive
$1.5 million at the closing pursuant to the Transitional Services Agreement with the Company.

Prior to the Spin-Off, the Company also anticipates receiving approximately
$5 million ($2.6 million is expected from officers of the Company and $300,000 from directors of the Company) from the exercises of employee and director stock options. The cash generated from these exercises is expected to be used for the expenditures related to the Merger and the Spin-Off. These expenditures include legal and accounting fees (estimated to be $700,000), investment banker fees (estimated to be $1.3 million) and change of control payments due to certain officers of the Company (estimated to be $1.3 million).

The Company currently has a line of credit with its principal bank. The agreement provides a maximum working capital facility of $5.5 million with borrowing based on qualified accounts receivable and secured by substantially all of the Company's assets. Interest accrues at the bank's prime rate plus 2% with a commitment fee of 3/8% on the unused portion of the facility. In the event the facility is canceled prior to its expiration, there is a fee due the bank equal to 3% of the total facility. As of July 31, 1996, the Company had borrowed $4 million under the line and had utilized another $90,000 in connection with a standby letter of credit. Pursuant to the Merger Agreement, the Company after the merger will retain bank debt up to a maximum of $4 million.

Currently there are discussions with lending institutions regarding a line of credit for Access Beyond after the Spin-Off. Although there can be no assurances, management believes Access Beyond will be able to secure a line of credit after the Spin-Off. There can be no assurances such a line of credit will be on economic terms favorable to Access Beyond.

The management of the Company believes that Access Beyond expenditures, during the first 12 months following the Spin-Off, for fixed assets and capitalized technology purchases will be approximately $2.2 million, and $700,000 for cash expenditures related to the employee severance and lease obligations noted above.

Immediately following the Spin-Off, management believes Access Beyond could have as much as $7.8 million in cash as well as the right to receive a payment of $2.8 million from the sale of TPI and possibly proceeds from the sale of EMI. Based on the Company's expectations with respect to Access Beyond's product development and production, cash from operations alone will not satisfy Access Beyond's cash requirements during the first 12 months following the Spin-Off. However, management expects that cash on hand as noted above, cash from operations and cash from the sources discussed above, will satisfy Access Beyond's cash requirements during the first 12 months after the Spin-Off. There can be no assurance that product development will proceed at the expected pace, that Access Beyond sales will achieve expected levels, that staffing and facilities required will be able to be maintianed at the reduced levels expected under the restructuring plan referred to above, or that other competitive factors will not result in cash from operations being less that expected by management. However, Access Beyond has the ability to defer product development and marketing expenditures if necessary, to match with cash flow. The deferral of these expenditures could have a negative impact on future sales of the Access Beyond products. The Company believes, based on its expected cash on hand, cash from operations, cash from the sources discussed above and anticipated bank line of credit, that there will be adequate cash flow to fund operations of Access Beyond.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Penril DataComm Networks, Inc.
Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheets of Penril DataComm Networks, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ending July 31, 1996. These financial statements are the responsibility of the Penril's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Penril DataComm Networks, Inc. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.




\s\Deloitte & Touche LLP
------------------------



Washington, D.C.
September 6, 1996
(September 20, 1996 as to the sixth and ninth paragraphs of Note 7)

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                                     Year ended July 31,
                                                 1996        1995        1994
                                             --------    --------    --------
NET REVENUES FROM CONTINUING OPERATIONS      $ 39,435    $ 52,611    $ 61,838

COSTS AND EXPENSES
  Cost of revenues                             22,409      29,394      30,516
  Selling, general and administrative          18,611      18,765      18,815
  Product development and engineering           7,389       7,438       8,817
  Amortization of cost over
     net assets acquired                          734         834         816

  Provision for restructuring costs             9,718          --          --
  Merger related expenses                         500          --          --
                                              -------     -------     -------
                                               59,361      56,431      58,964

OPERATING INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                  (19,926)     (3,820)      2,874

OTHER EXPENSE
  Interest expense                               (698)     (1,228)       (908)
  Other, net                                      (44)       (144)       (134)
                                               ------      ------      ------
                                                 (742)     (1,372)     (1,042)
                                               ------      ------      ------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (20,668)     (5,192)      1,832

BENEFIT FOR INCOME TAXES                           --         578         513
                                               ------      ------      ------
INCOME (LOSS) FROM CONTINUING OPERATIONS      (20,668)     (4,614)      2,345

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  net of income taxes                             404      (1,661)       (828)
LOSS ON DISPOSAL OF DISCONTINUED
  OPERATIONS, net of income taxes                (640)     (1,400)         --
                                               ------      ------      ------
NET INCOME (LOSS)                           $ (20,904)   $ (7,675)    $ 1,517
                                               ======      ======      ======

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
     Continuing operations                  $   (2.14)   $  (0.61)    $  0.30
     Discontinued operations                     0.04       (0.22)       (.11)
     Loss on disposal of discontinued
     operations                                 (0.07)      (0.19)         --
                                               ------      ------      ------
                                            $   (2.17)   $  (1.02)    $  0.19
                                               ======      ======      ======

Shares used in per share calculation            9,650       7,559       7,809
                                               ======      ======      ======






               See notes to consolidated financial statements.
/TABLE

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
                                                                 July 31,
                                                              1996       1995
ASSETS                                                       ------    ------
Current Assets
Cash and Cash Equivalents                               $    4,237   $    992
Accounts receivable, less allowance for doubtful
   accounts of $554 in 1996 and $1,067 in 1995               7,044     13,521
Inventories                                                  9,684     11,427
Deferred income taxes                                        1,700      1,700
Net assets of discontinued operations                        7,337      5,145
Other current assets                                           249        778
                                                            ------     ------
TOTAL CURRENT ASSETS                                        30,251     33,563
                                                            ------     ------

Property and Equipment, net                                  2,457      2,648
Excess of Cost Over Fair Value of Net Assets Acquired, net      --      5,689
Other Assets                                                 1,072      2,487
                                                            ------     ------
TOTAL ASSETS                                              $ 33,780   $ 44,387
                                                            ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings                                   $  4,000   $  5,095
  Current portion of long-term debt                            272      5,164
  Accounts payable                                           6,076      8,156
  Accrued compensation and commissions                       1,347        894
  Deferred revenue                                              --      1,244
  Other accrued expenses                                     1,758        852
                                                            ------     ------
TOTAL CURRENT LIABILITIES                                   13,453     21,405

Long-Term Debt, net of current portion                         633        517
Other Noncurrent Liabilities                                 1,479        742
                                                            ------     ------
TOTAL LIABILITIES                                           15,565     22,664
                                                            ------     ------

Commitments and Contingencies (Note 7)

Stockholders' Equity
 Serial preferred stock, $.01 par value; authorized,
   100,000 shares; issued, none                                 --         --
 Common stock, $.01 par value; authorized, 20,000,000
  shares; issued and outstanding, 10,849,647 shares in
  1996 and 7,542,815 shares in 1995                            109         76
 Additional paid-in capital                                 39,837     22,384
 Retained earnings (deficit)                               (21,581)      (677)
                                                            ------     ------
                                                            18,365     21,783
 Equity adjustment from foreign currency translation          (150)       (60)
                                                            ------     ------
TOTAL STOCKHOLDERS' EQUITY                                  18,215     21,723
                                                            ------     ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 33,780   $ 44,387
                                                            ======     ======

                See notes to consolidated financial statements.

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                            Year Ended July 31,
                                                      1996      1995      1994
                                                    ------    ------    ------
CASH FLOWS FROM CONTINUING OPERATIONS
Net Income (Loss) from operations               $  (20,668) $ (4,614)  $ 2,345

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
      Depreciation and amortization                  3,452     4,418     3,676
      Benefit from deferred income taxes                --      (578)     (513)
      Provision for restructuring costs              9,718        --        --
      Other                                            (93)       25       234
  (Increase) decrease in assets:
    Accounts receivable                              6,477     2,508    (1,710)
    Inventories                                       (472)    1,122    (1,820)
    Other current assets                               529      (287)      (98)
  Increase (decrease) in liabilities:
    Accounts payable                                (2,080)    1,792      (818)
    Other liabilities                                 (731)     (291)      823
Net cash provided by (used in) continuing           ------    ------    ------
 operating activities                               (3,868)    4,095     2,120

CASH FLOWS FROM DISCONTINUED OPERATIONS
  Income (Loss) from discontinued operations          (236)   (3,061)     (828)
  Non-cash charges and changes in working
    capital                                         (2,832)      285       469
  Provision for loss on disposal of
    discontinued operations                            640     1,400        --
                                                    ------    ------    ------
Net cash used in discontinued operations            (2,428)   (1,376)     (359)
                                                    ------    ------    ------
Net cash provided by (used in) operations           (6,296)    2,719     1,761

CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for purchased technology                (800)   (1,049)   (1,126)
 Expenditures for property, equipment and
   other                                              (747)     (417)     (933)
                                                    ------    ------    ------
Net cash used in investing activities               (1,547)   (1,466)   (2,059)

CASH FLOWS FROM  FINANCING ACTIVITIES
Net borrowings under line of credit                 (1,095)    1,870     2,740
Borrowings on long-term debt                            --        --     1,780
Payments on long-term debt                          (5,210)   (3,300)   (4,182)
Issuance of common stock                            17,486        74       320
Dividends paid                                          --        --      (147)
Other                                                  (93)       94        36
                                                    ------    ------    ------
Net cash provided by (used in)
  financing activities                              11,088    (1,262)      547

CASH AND CASH EQUIVALENTS
  AT THE BEGINNING OF THE YEAR                         992     1,001       752
                                                    ------    ------    ------
CASH AND CASH EQUIVALENTS
  AT THE END OF THE YEAR                        $    4,237  $    992   $ 1,001
                                                    ======    ======    ======
SUPPLEMENTAL INFORMATION
Cash payments for income taxes                  $       20  $    113   $    59
                                                    ======    ======    ======

Cash payments for interest                      $      783  $  1,103   $   795
                                                    ======    ======    ======


               See notes to consolidated financial statements.

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED July 31, 1996, 1995 AND 1994
(In thousands, except shares)
                                                                     Additional                   Retained
                                                      Common Stock      Paid-in      Unearned     Earnings   Currency
                                                      Shares  Amount    Capital   Compensation   (Deficit)  Adjustment
                                                   ---------  ------  ---------   ------------   --------   ----------
BALANCE AUGUST 1, 1993                             7,330,736 $    73 $   22,271     $     (143)  $  5,628     $   (328)
  Net income                                                                                        1,517
  Dividends paid                                                                                     (147)
 Issuance of common stock-
   Upon exercise of stock options                    132,700       1        367
   Upon exercise of warrants                         180,000       2        400
  Shares retired in connection
   with the exercise of options and warrants         (66,840)     (1)      (458)
  Shares returned in conjunction
   with the valuation of Datability, Inc.           (124,388)     (1)      (828)
  Shares returned in conjunction with
   employee stock award program                       (9,840)               (32)            21
  Amortization of unearned income                                                          106
  Foreign currency translation adjustment                                                                          132
                                                   ---------   -----    -------          -----     ------       ------
BALANCE JULY 31, 1994                              7,442,368  $   74  $  21,720     $      (16)  $  6,998      $  (196)
  Net loss                                                                                         (7,675)
Issuance of common stock-
   Upon exercise of stock options                     33,067       1         73
   Upon exercise of warrants                          80,000       1        194
   For acquisition of patent rights                   50,000       1        118
  Shares retired in connection with
   options, warrants, and awards                     (62,620)     (1)      (194)            16
Deferred tax benefit from exercise of options              -       -        473
Foreign currency translation adjustment                                                                            136
                                                   ---------   -----    -------          -----     ------       ------
BALANCE JULY 31, 1995                              7,542,815   $  76   $ 22,384       $     --   $(   677)      $  (60)
  Net loss                                                                                        (20,904)
Issuance of common stock-
   Upon sale in private placements                 2,607,267      26     14,718
   Upon exercise of stock options                    687,284       7      2,735
   Upon exercise of warrants                          25,000       -          -
Shares retired in connection with
   options, warrants, and awards                     (12,719)      -          -
Foreign currency translation adjustment                                                                            (90)
                                                  ----------  ------    -------           ----    -------       ------
BALANCE July 31, 1996                             10,849,647   $ 109   $ 39,837       $     --  $( 21,581)     $  (150)
                                                  ==========  ======    =======           ====    =======       ======
See notes to consolidated financial statements.

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED July 31, 1996, 1995 AND 1994


1. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers cash on hand, deposits in banks, and highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of such instruments. Long-term debt is carried at amounts approximating fair values based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The inventories include the cost of material and, when applicable, labor and manufacturing overhead. The following table shows the detail in the inventory account (in thousands):
                                                          July 31,
                                                     1996        1995
                                                   ------      ------
Inventories:
Raw material                                      $ 5,823     $ 6,381
Work in process                                       541         452
Finished goods                                      3,320       4,594
                                                   ------      ------
Total inventories                                 $ 9,684     $11,427
                                                   ======      ======

Property, Equipment and Depreciation: Additions to property and equipment are recorded at cost. The Company provides depreciation for financial reporting purposes using primarily the straight-line method over the estimated useful lives of the assets which range from 3 to 10 years. Leasehold improvements are amortized over the term of the related lease or their estimated useful lives, whichever is shorter.
The following table shows the detail in the property, equipment and depreciation (in thousands):
                                                          July 31,
                                                     1996        1995
                                                   ------      ------
Machinery, and equipment                          $10,875     $ 9,952
Purchased software and technology                   5,486       5,486
Leasehold improvements                                879         865
                                                   ------      ------
Total property and equipment, at cost              17,240      16,303

Less accumulated depreciation
  and amortization                                (14,783)    (13,655)
                                                   ------      ------
Total property and equipment, net                 $ 2,457     $ 2,648
                                                   ======      ======

Revenue Recognition: Revenues are recognized at the time of shipment of the product or performance of product-related services. Revenues from the license of product technology is recorded upon delivery of the technology specification and the fulfillment of other material obligations.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Excess of Cost Over Fair Value of Net Assets Acquired:   During fiscal 1996,
the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires the Company to review long-lived assets, certain identifiable intangibles, and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of events occurring in the fourth quarter of fiscal 1996, the Company decided to restructure and refocus its remaining businesses. Due to these events, the Company determined that the excess of costs over net assets acquired would not be recoverable, and a charge of $4,952,000 was taken in the fourth quarter of fiscal 1996 against the carrying value of this asset. This charge was the remaining balance in the account "Excess of Costs over Fair Value of Net Assets Acquired" (See Note 2).

Excess of Cost Over Fair Value of Net Assets Acquired (in thousands):

                                                          July 31,
                                                     1996        1995
                                                   ------      ------
    Cost                                          $    --     $ 8,090
    Less accumulated amortization                      --       2,401
                                                   ------      ------
                                                  $    --     $ 5,689
                                                   ======      ======

Income Taxes: Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share: Earnings per share for fiscal 1996 and 1995 are calculated based on the weighted average common shares outstanding. Earnings per share for fiscal 1994 year are calculated using the modified treasury stock method, which limits the assumed purchase of treasury shares to 20% of the outstanding common shares. Any remaining proceeds are assumed first to retire debt, with any remaining proceeds invested in commercial paper. The difference between fully diluted and primary earnings per share was not significant in any year.

Software Development Costs: Certain acquired software development costs are being amortized over their estimated economic life, principally five years, commencing when each product is available for general release. Internal software development and any other costs of development are expensed as incurred, except those costs applicable to third party contracts.

New Accounting Pronouncements: During fiscal 1996, Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which establishes a fair value based method for stock-based compensation plans, was issued. SFAS 123 includes both recognition and measurement provisions and disclosure requirements for stock based compensation. The Company has elected not to adopt the recognition and measurement provisions of SFAS 123. The effect of adopting this statement in fiscal 1997 is not deemed to be material.

Reclassifications: Certain reclassifications have been made to prior period consolidated financial statements to conform to the July 31, 1996 presentation.


2. Restructuring

In the fourth quarter of fiscal 1996, the Company took actions to strategically restructure its business to improve the Company's financial performance. The restructuring included a plan to focus the Company's business operations on the remote access server and remote connectivity markets ("Remote Access") and away from the data transmission markets. As a result of this plan the Company recorded a charge of $9,718,000 in the fourth quarter of fiscal 1996. This charge was for the following costs.

a. The excess of costs over the fair value of net assets acquired through the Datability, Inc. acquisition in fiscal 1993, was related to data transmission techniques and, due to the restructuring plan, has no net realizable value. Accordingly the remaining book value of $4,952,000 was written off.

b. A charge of $2,339,000 was taken for the write-off of inventory and fixed assets related to the data transmission business.

c. A charge of $1,012,000 was taken for contractual obligations and settlement costs incurred for leased facilities in Carlstadt, New Jersey, Hong Kong and Malaysia, which will be vacated under the restructuring plan.

d. A charge of $979,000 was taken for computer software related to the data transmission business that was capitalized in accordance with FAS86, which has no realizable value under the restructuring plan.

e. A charge of $436,000 was taken for severance costs associated with employees terminated in connection with the restructuring plan.
         No such costs were paid as of July 31, 1996.

3. Discontinued Operations

As part of the Company's decision to restructure its business, the Board of Directors decided to sell Electro-Metrics, Inc. ("EMI"), a wholly owned subsidiary which manufactures test equipment and systems for analysis of electromagnetic interference and communications security including applications in satellite communications. As a result of this decision, previously reported financial statements have been restated to reflect EMI as a discontinued operation.

During fiscal 1995, the Board of Directors decided to sell Technipower, Inc ("TPI"), a wholly-owned subsidiary manufacturing uninterruptible power supplies and power regulating equipment. The divestiture of TPI is expected to be completed in fiscal 1997 for $4,300,000. The following table sets forth the selected financial data of both Discontinued OperationS (in thousands):

                                                Year Ended July 31,
                                         1996          1995          1994
                                         -----        -----         -----
Revenues                              $ 10,469     $  8,960      $ 11,995
                                        ======       ======        ======
Income (Loss) from operations
  net of income taxes                      404       (1,661)         (828)
Loss on disposal
  net of income taxes                     (640)      (1,400)           --
                                        ------       ------        ------
Total loss
  from discontinued operations        $   (236)    $ (3,061)      $  (828)
                                        ======       ======        ======
Depreciation and Amortization         $    431     $    415       $   472
                                        ======       ======        ======
Capital Expenditures                  $    275     $    245       $   441
                                        ======       ======        ======
Identifiable Assets at year end       $ 10,210     $  7,950       $ 8,112
                                        ======       ======        ======


Because the Company expects to retain the tax benefits associated with the discontinued operations, no income tax benefit has been recorded for any year.

Net assets of the discontinued operations consist of the following (in thousands):

                                                                  July 31,
                                                       1996                1995
                                                      -----               -----
Current assets                                      $ 9,135             $ 6,803
Current liabilities                                  (2,229)             (1,395)
                                                      -----               -----
Net current assets                                    6,906               5,408

Property, plant and equipment, net                      783                 849
Other non-current tangible assets, net                   60                  42
Non-current liabilities                                  (4)                (10)
                                                      -----               -----
Net tangible assets                                   7,745               6,289
Intangible assets, net                                  232                 256
                                                      -----               -----
                                                      7,977               6,545
Estimated loss on disposal                             (640)             (1,400)
                                                      -----               -----
Net Assets of Discontinued Operations               $ 7,337             $ 5,145
                                                      =====               =====
4. Acquisitions

On May 6, 1993, the Company acquired all of the outstanding stock of Datability, Inc. ("Datability") The acquisition was accounted for by the purchase method, and accordingly, the results of operations of Datability are included in the Consolidated Statements of Operations from the date of acquisition. Datability has been consolidated with the Company's data communications operations located in Gaithersburg, Maryland.

The acquisition was accomplished through the issuance of 1,050,000 shares of the Company's common stock ("Common Stock"). The purchase price totaled $4,980,000 including acquisition costs of $386,000. At the acquisition date, the purchase price exceeded the fair value of net assets acquired by $8,169,000. Under terms of the agreement, the final purchase price was dependent upon the valuation of the net assets acquired. During fiscal 1994, a valuation adjustment of $829,000 resulted in 124,388 shares of Common Stock being returned to the Company thereby reducing the excess of cost over the fair value of net assets acquired. During the fourth quarter of fiscal 1996, the Company expensed the remaining portion of excess of cost over the fair value of net assets acquired.

5. Financing

Bank Financing: On March 15, 1996 the Company amended the credit agreement with its principal bank. The new agreement provides for a maximum working capital facility of $5,500,000 with borrowings based on qualified accounts receivable and secured by substantially all the Company's assets. Interest accrues at the bank's prime rate plus 2% with a commitment fee of 3/8% assessed on the unused portion of the facility. In the event the facility is canceled prior to its expiration, there is a fee due the bank equal to 3% of the total facility. The agreement expires March 31, 1997. As of July 31, 1996, the Company had $5,412,000 available of which the Company had utilized $4,000,000 for working capital loans and $90,000 for a letter of credit. On June 16, 1996, the Company entered into a Plan and Agreement of Merger, as amended August 5, 1996 (the "Merger Agreement") with Bay Networks, Inc. ("Bay") and a subsidiary of Bay. As part of the Merger Agreement with Bay, outstanding bank debt up to $4,000,000 remains with the Company after the Transfer. Average monthly borrowings and weighted average interest rate for the three years ended July 31, 1996 are as follows (amounts in thousands):


                                             1996         1995          1994
                                          -------      -------       -------
Average monthly borrowings under
 working capital facility (in thousands)  $ 4,353      $ 4,621       $ 1,475

Weighted average interest rate             10.47%         9.6%          7.2%

As of March 7, 1996, the Company had repaid all outstanding term debt with its principal bank.

Subordinated debt: In April 1995, as part of the bank financing arrangements, the Company was permitted to make principal payments on the subordinated debt only after the bank term loans had been reduced by $3,000,000. This reduction was accomplished by December 1995 at which time the Company made a subordinated debt principal payment of $174,000 as required by the amended subordinated debt agreement. The remaining outstanding balance of $805,000 was repaid in May 1996.

Long-Term Debt: Long-term debt at July 31, 1996 and 1995 consisted of (in thousands):

                                 1996                1995
                               ------              ------
Term Loans                    $    --             $ 3,848
Subordinated Debt                  --                 979
                               ------              ------
                                   --               4,827
Capital leases and other          905                 854
                               ------              ------
                                  905               5,681
Less current portion             (272)             (5,164)
                               ------              ------
Long-term debt                  $ 633              $  517
                               ======              ======

Future maturities of long-term debt are as follows:

                 Year Ending July 31,
                               1997                   $ 272
                               1998                     261
                               1999                     190
                               2000                     146
                               2001                      36
                                                     ------
                               Total                  $ 905
                                                     ======
6. Income Taxes

The following table sets forth the differences between the tax provision (benefit) from continuing operations calculated at the statutory federal income tax rate and the actual tax benefit for the three years ended July 31, 1996 (in thousands):

                                        1996                1995           1994
                                      ------              ------         ------
Tax provision at federal
  statutory rate                    $ (7,027)           $ (1,724)       $   644
Amortization of non-
  deductible intangibles               1,931                 283            283
State & foreign taxes, net of
  federal benefit                     (1,137)               (218)           236
Utilization of net operating
  loss carryforward                       --                  --         (1,195)
Change in valuation allowance          6,093               1,134           (538)
Other                                    140                 (53)            57
                                      ------              ------         ------
Income tax benefit                   $    --             $  (578)      $   (513)
                                      ======              ======         ======

The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the table below. At July 31, 1996 the Company had consolidated federal net operating loss carryforwards (including EMI and TPI) of approximately $17,200,000 which expires in 2007 through 2011, and general business and other tax credits of $1,248,000 to reduce future tax liabilities through 2009 (in thousands):

                                                       As of July 31,
                                                       1996       1995
                                                       ----       ----
Deferred tax assets:
Reserves and other contingencies                    $ 1,500    $ 1,462
Depreciation and amortization                            65         34
Restructuring Reserve                                 1,859         --
Net operating loss                                    6,780      2,615
General business and other tax credits                1,248      1,248
Loss on discontinued operations                         546        546
Valuation reserve                                    (9,837)    (3,744)
                                                     ------     ------
Total deferred tax assets                             2,161      2,161

Deferred tax liabilities:
  Amortization of technologies                         (461)      (461)
                                                     ------     ------
Net deferred tax assets                             $ 1,700  $   1,700
                                                     ======     ======

The deferred tax assets will remain with the Company after the Transfer.

7. Commitments and Contingencies

Pending Transaction: Under the terms of the Merger Agreement, the Company will Transfer all of its remote access products business and any other assets unrelated to its modem business to a newly formed subsidiary, Access Beyond, and then distribute all of the shares of Access Beyond common stock to the Company's stockholders in the Spin-Off. Following the Spin-Off, the subsidiary of Bay will merge with and into Penril, whose primary remaining operations will consist of its modem business, with Penril becoming a wholly owned subsidiary of Bay.

Pursuant to the Spin-Off and merger, stockholders of the Company, as of the appropriate record dates, will receive one share of Access Beyond common stock for every share of Penril common stock held, plus $10 in Bay common stock.
The dollar value of Bay shares to be paid is fixed according to an exchange value determined by averaging the closing prices of Bay common stock over a specific period prior to consumation of the merger. In addition to the assets and liabilities related to the modem business, Bay will assume the outstanding bank debt of Penril up to $4,000,000. All cash of Penril on the date of the closing of the transactions will be transferred to Access Beyond.

The transactions are subject to regulatory and the Company's stockholders' approval and certain conditions to closing as set forth in the Merger Agreement. At the time of the consummation of the merger, the Company is responsible for payment of the investment banking fees of approximately $1,300,000 and for change of control payments of approximately $1,300,000 due to certain officers of the Company.

Leased Facilities: The Company leases office and manufacturing facilities and equipment under lease agreements, certain of which are renewable at the Company's option and/or provide for increases in rent related to increases in the Consumer Price Index and other factors. Rent expense for the fiscal years 1996, 1995 and 1994 was $1,673,000, $1,941,000 and $1,754,000 respectively.
Approximate aggregate future minimum rentals applicable to operating leases in effect at July 31, 1996 without consideration of the effects of the Spin-Off and Merger are as follows (in thousands):



                   Year Ending July 31,
                                   1997              $1,720
                                   1998               1,758
                                   1999               1,729
                                   2000                 775
                                   2001                 633
                            Beyond 2001                 135
                                                     ------
                  Total minimum rentals              $6,750
                                                     ======

Legal Proceedings: The Company is a party to several material legal proceedings as summarized below. With the exception of the proceeding against Rockwell International Corporation, et. al., and one other legal proceeding incurred in connection with the modem business, all costs, expenses, liabilities and obligations of the litigation will be assumed by Access Beyond in connection with the Spin-Off and all recoveries from such litigation will be realized by Access Beyond; provided, however, that Penril may be deemed to have remained contingently liable for satisfaction of the obligations.

On June 1, 1993 Penril initiated a lawsuit against Standard Microsystems Corp., ("SMC") Massachusetts, Inc., Ashraf M. Dahad and Kwabena Akufo (the "SMC Defendants") in the Circuit Court of Maryland for Montgomery County for breach of contract including, among other things, failure to transfer technology, unfair competition and false representations. Penril sought relief in an aggregate amount of approximately $50,000,000. The SMC Defendants subsequently brought a counterclaim alleging fraud and breach of contract and sought recovery of amounts due under the contract which were alleged to be approximately $1,650,000 in compensatory damages plus unspecified punitive damages. In September 1996, the Company and the SMC Defendants agreed to drop the fraud charges and to settle the contractual dispute. The Company will receive from SMC, in settlement of litigation, $3,500,000, net of legal payments, in the first quarter of fiscal 1997.

On December 24, 1994, Penril filed a complaint against Network Systems Corporation of Minneapolis, Minnesota ("NSC") in the Circuit Court of Maryland for Montgomery County. The litigation arises out of a contract in which Penril agreed to develop certain computer hardware and software to NSC's specifications. Penril alleges breach of contract, fraudulent inducement and defamation and is seeking specific performance, compensatory damages of $2,000,000 and punitive damages of $5,000,000. On March 28, 1995, NSC filed an answer and counterclaim in which NSC alleges negligent misrepresentation, fraud and breach of contract by Penril. NSC is seeking rescission of the contract, restitution of monies paid by NSC to Penril, compensatory damages of $5,000,000 and punitive damages in an unspecified amount. As of July 31, 1996, the litigation was in the discovery stage.

Digital Equipment Corporation ("DEC") has claimed, through a series of written communications, that Penril has violated DEC patents related to DEC LAT technology. Penril has taken the position that Datability, prior to its acquisition by Penril, had a relationship with DEC that involved the development of LAT for which Datability has not collected. Both DEC and Penril have taken the position that it is in the best interests of both parties to work toward a fair resolution. As of July 31, 1996 no formal claims have been filed.

On December 6, 1995, Penril filed a lawsuit against Rockwell International Corporation and U.S. Robotics Access Corporation seeking declaratory, injunctive, and money damage relief by reason of an alleged patent infringement by the defendants. The action was filed in the United States District Court for the District of Maryland. In September 1996, the Company agreed to settle its lawsuit with U.S. Robotics.

The Company is involved in other routine litigation.

Management believes none of the litigation will have a material adverse effect on the Company's financial position or results of operations.

8. Stockholders' Equity

On September 22, 1995, the Company issued an aggregate of 1,465,000 shares of its unregistered common stock to Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P and Pequot International Fund, Inc. (collectively the "Investors") for $7,325,000 in a private transaction. As required by the Purchase Agreement between the Investors and the Company, a shelf registration was filed with the Securities and Exchange Commission which became effective on February 28, 1996. The investors may request one public shelf registration after the three years until the later of September 22, 1999 or 30 days after the Company files its annual report on Form 10-K for the fiscal year ended July 31, 1999. If the Company does not keep the shelf registration effective for the required three years, the Investors are entitled to require the Company to effect up to two public registrations during that time. As part of the transaction, the Company has agreed to increase the Board of Directors of Penril by one and, so long as the Investors collectively own in the aggregate not less than 10% of the issued and outstanding common stock of Penril, the Investors are entitled to fill such vacancy by designating one person to the Board of Directors. In addition, on October 5, 1995, the Company completed the sale of 50,000 shares of its unregistered common stock to Cramer Partners, L.P. for $250,000.

In the second half of fiscal 1996, the Company issued 1,092,267 shares of its unregistered common stock in an unrelated series of private placements which generated $7,425,000.

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

Employee Stock Options and Stock Awards: On December 13, 1995, the Company adopted the 1995 Long-Term Stock Option Incentive Plan (the "1995 Plan") to replace the 1986 Incentive Plan which expires on October 8, 1996. The stockholders of the Company approved the 1995 Plan at the Annual Meeting held April 10, 1996. Under the 1995 Plan, which will terminate December 13, 2005, key employees of the Company and its subsidiaries may be granted awards consisting of non-qualified stock options, incentive stock options, and restricted stock awards. The option price of shares of Common Stock will not be less than 100% (110% in the case of incentive stock options granted to optionees holding more than 10% of the voting stock of the Company at the date of grant) of the fair market value of shares of Common Stock on the date of grant. No option will be exercisable more than ten years (five years in the case of incentive stock options granted to optionees holding more than 10% of the voting stock of the Company on the date of grant) from the date it is granted. The Company has reserved 1,000,000 shares for issuance under the 1995 Plan. At July 31, 1996, employees had been granted awards for 70,000 shares.

In the case of a "change in control" of Penril, an option holder will generally have the right, commencing at least five days prior to the "change in control" and subject to any other limitation on the exercise of the option in effect on the date of exercise, to immediately exercise any options in full to the extent not previously exercised, without regard to any vesting limitations. On July 2, 1996 the Company's Stock Option/Compensation Committee (the "Committee") took action which caused all of the outstanding Penril options held by directors and executive officers of Penril to vest.

The terms of restricted stock awards granted under the 1995 Plan are determined at the time of the award. The Company will hold the shares of Common Stock under restricted stock awards until all restrictions lapse and such shares of Common Stock may not be sold or transferred by the employee until such time. The employee must be employed by the Company when the restrictions lapse in order to receive the shares of Common Stock when the restriction's lapse.

On October 8, 1986, the Company adopted the 1986 Incentive Plan (the "1986 Plan"). Under the 1986 Plan, which will terminate on October 8, 1996, key employees of the Company and its subsidiaries may be granted awards consisting of incentive stock options non-qualified stock options, and restricted stock awards. The option price of shares of Common Stock subject to options granted under the 1986 Plan will not be less than 100% (110% in the case of incentive stock options granted to optionees holding more than ten percent of the voting stock of the Company at the date of grant) of the fair market value of shares of Common Stock at the date of grant. No option will be exercisable more than ten years (five years in the case of incentive stock options granted to optionees holding more than ten percent of the voting stock of the Company on the date of grant) from the date it is granted. At July 31, 1996 an aggregate of 964,538 shares of Common Stock were reserved for issuance under the 1986 Plan, of which employees have been awarded grants for 962,951 shares of Common Stock.

In the case of a "change in control" of Penril, an option holder will generally have the right, commencing at least five days prior to the "change in control" and subject to any other limitation on the exercise of the option in effect on the date of exercise, to immediately exercise any options in full to the extent they previously have not been exercised, without regard to any vesting limitations. On July 2, 1996 the Committee took action which caused all of the outstanding Penril options held by directors and executive officers of Penril to vest.

The terms of restricted stock awards ("Stock Awards") granted under the 1986 Plan are determined at the time of issuance and are evidenced by a written restricted stock agreement. Any Stock Awards granted are subject to approval by a majority of all "disinterested directors" as defined in Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934.

On October 1, 1992, the Company granted Stock Awards, under the 1986 Plan for an aggregate of 71,220 Common Stock to all employees of the Gaithersburg, Maryland facility. The Stock Awards granted vested over two years and employees had to be employed by the Company when the vested shares of Common Stock were issued. Of the total shares of Common Stock awarded, 53,020 were issued. The Company issued 29,560 shares of Common Stock in October, 1993 which represented 50% of the Stock Awards outstanding on that date and the remaining 23,460 shares of Common Stock on October 1, 1994. Compensation related to the Stock Award Program was amortized over the vesting period.

Non-Employee Director Stock Options: On December 9, 1987, the Company adopted the Non-Employee Directors' Stock Option Plan ("Directors Plan"). Under the Directors Plan an option to purchase 24,000 shares is automatically granted to each non-employee director on the first day of his initial term. In addition, options to purchase shares are automatically granted to each non-employee director on the fifth business day after the Annual Report on Form 10-K is filed with the Securities and Exchange Commission as follows: in each of the first two successive years after the initial grant an option to purchase 6,000 shares is granted, and in each of the next five successive years an option to purchase 3,000 shares is granted. The option price per share of any option granted under the Directors Plan is the fair market value of a share of Common Stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant. An aggregate of 125,333 shares were reserved for issuance under the Directors Plan at July 31, 1996, of which (5) directors have been granted awards for 92,000 shares of Common Stock. On July 2, 1996 the Committee took action which caused all of the outstanding Penril options held by directors and executive officers of Penril to vest.

A summary of stock option transactions during the three years ended July 31, 1996 is as follows:

                                       1986 Incentive Plan            Directors' Plan              1995 Incentive Plan
                                  ---------------------------    -------------------------       ------------------------
                                      Number       Average          Number       Average          Number       Average
                                        of          Price             of          Price             of          Price
                                      Shares      Per Share         Shares      Per Share         Shares      Per Share
                                   ---------      ---------        -------      ---------         ------      ---------
Outstanding August 1, 1993         1,192,752         $ 4.15        165,000         $ 3.35             --         $   --
Granted                               81,500           4.76         39,000           4.84             --             --
Exercised                           (132,700)          2.77             --             --             --             --
Canceled                            (104,133)          4.67             --             --             --             --
                                   ---------      ---------        -------      ---------         ------      ---------
Outstanding July 31, 1994          1,037,419           4.15        204,000           3.64             --             --
Granted                              348,000           3.12         18,000           3.25             --             --
Exercised                            (33,067)          2.23             --             --             --             --
Canceled                            (233,617)          4.15             --             --             --             --
                                   ---------      ---------        -------      ---------         ------      ---------
Outstanding July 31, 1995          1,118,735           3.89        222,000           3.61             --             --
Granted                              494,000           7.34         18,000           5.69         70,000         $ 6.77
Exercised                           (539,284)          4.02       (148,000)          3.87             --             --
Canceled                            (110,500)          4.32             --             --             --             --
                                   ---------      ---------        -------      ---------         ------      ---------
Outstanding July 31, 1996            962,951         $ 5.54         92,000         $ 3.59         70,000         $ 6.77
                                   =========      =========        =======      =========         ======      =========
Exercisable Options at
July 31, 1996                        602,384         $ 5.73         92,000         $ 3.59         60,000         $ 6.44
/TABLE

Warrants:

In March, 1987, Henry D. Epstein joined the Company as President and Chief Executive Officer and was sold Class A warrants to purchase 400,000 shares of Common Stock at $2.23 per share and Class B warrants to purchase 80,000 shares of Common Stock at $2.34 per share. Mr. Epstein exercised 220,000 Class A warrants in January 1993, 80,000 Class A warrants in January 1994 and 100,000 Class A warrants in February 1994. In February 1995, Mr. Epstein exercised all 80,000 Class B warrants. All exercises were accomplished by delivery of shares previously held.

In October 1992, the Company issued a warrant to purchase 166,000 shares of common stock at $4.50 per share, the fair market value on the date of issuance, to Coast Federal Savings Bank ("Coast") in settlement of a law suit brought against the Company. In addition, the Company issued Class E warrants to purchase 25,000 shares of common stock at $3.625 per share, the fair market value on the date of issuance, to Mr. Epstein in consideration for Mr. Epstein, in his capacity as a stockholder of Penril, assisting Penril in settling the litigation with Coast. The Coast warrant expired June 7, 1995. In August 1995, Mr. Epstein exercised all Class E warrants.

Cash Dividends: The Company declared a $.02 per share cash dividend to the holders of record on December 16, 1993 and paid December 30, 1993. There were 7,332,296 shares outstanding on the record date.

9. Retirement and Savings Plan

The Company's Retirement and Savings Plan ("401(k) Plan") is a defined contribution plan including provisions of section 401(k) of the Internal Revenue Code. Employees of the Company who have completed 90 days of service ("Participants") are eligible to participate in the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to match employee contributions. In addition, the Company may make discretionary contributions to the 401(k) Plan which will be allocated to each Participant based on the ratio of such Participant's eligible compensation to the total of all Participants' eligible compensation. Amounts contributed by the Company vest as to 30% after 1 year of eligible service, 60% after 2 years of eligible service and 100% after 3 years of eligible service. Participants may elect to direct the investment of their contributions in accordance with the provisions of the 401(k) Plan. The Company made matching contributions of $61,000, $45,000 and $50,000 during fiscal 1996, 1995 and 1994, respectively. There were no additional Company contributions in any year. As part of the Transfer, the 401(k) Plan will be transferred to Access Beyond. and active participation in the 401(k) Plan will be limited to eligible employees of Access Beyond. Access Beyond intends to split up the 401(k) Plan so the portion of the plan representing the benefits of participants not employed by
Access Beyond can be terminated.   The Company provides no post-employment or
post-retirement benefits.
10. Geographic Area Information

The Company's foreign operations consist principally of sales and marketing activities through subsidiaries located in Hong Kong and the United Kingdom. Certain information, including the effect of intercompany transactions, relating to the Company's operations on a geographic basis is as follows (in thousands):

Revenues                                   1996           1995           1994
U.S. Revenue                             ------          ------        ------
  Domestic                             $ 19,350        $ 26,190      $ 35,404
  Export:
    Europe                                8,808           9,326        11,665
    Pacific Rim                           3,868           6,402         4,959
    Central and South America             2,393           3,487         4,574
    Other International                   2,235           4,403         4,353
                                         ------          ------        ------
    Total Exports                        17,304          23,618        25,551
                                         ------          ------        ------
Total U.S. Revenue                     $ 36,654        $ 49,808      $ 60,955
Revenue from foreign subsidiaries         7,392           6,839         7,876
Adjustments and eliminations             (4,611)         (4,036)       (6,993)
                                         ------          ------        ------
Total Revenues                         $ 39,435        $ 52,611      $ 61,838
                                         ======          ======        ======
Income (Loss) before taxes
U.S.                                   $(20,267)       $ (5,143)     $  2,457
Foreign                                    (531)            688         1,479
Eliminations                                130            (737)       (2,104)
                                         ------          ------        ------
Total Income (Loss) from
  continuing operations before
  taxes                                $(20,668)       $ (5,192)     $  1,832
                                         ======          ======        ======

Identifiable Assets
U.S.                                   $ 31,325        $ 40,946      $ 47,213
Foreign subsidiaries                      2,455           3,441         3,848
                                         ------          ------        ------
Total Identifiable Assets              $ 33,780        $ 44,387      $ 51,061
                                         ======          ======        ======



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

ITEM 10.                  Directors and Executive Officers of the
                          Registrant.

a. Directors

Name, Age and Positions
with the Company other
than Director                Business Experience
-----------------------      -------------------------------

Class I - Term Expiring at the 1996 Annual Meeting:

Richard D. Margolis, 58,     Mr. Margolis has been a director of
Secretary                    the Company since 1980.  He was elected
                             Secretary of the Company in 1987. For more than the past five years, Mr. Margolis has been a partner in the law firm of Benesch, Friedlander, Coplan & Aronoff P.L.L. in Cleveland, Ohio.

Norman G. Einspruch, 64      Dr. Einspruch has been a director of the Company
                             since September 1993. He has been a Professor of Electrical and Computer Engineering at the University of Miami since 1977 and has been Chairman of the Department of Industrial
                             Engineering since June 1994.  In addition, Dr.
                             Einspruch has been Senior Fellow in Science and Technology since 1990 and was Dean of the College of Engineering at the University of Miami from 1977 to 1990. Dr. Einspruch is also a director of Ogden Corporation.


Ronald A. Howard, 40,        Mr. Howard has served as President of the Penril
Executive Vice President     Datability Networks Division since November
                             1994, and as Co-President of the Division from May 1993 until November 1994. He has held the position of Executive Vice President of the Company since May 1993. Mr. Howard was
                             President of Datability, Inc. from its founding in 1977 until it was acquired by the Company in May 1993.


Class II - Term expiring at the 1997 Annual Meeting:

John P. Lowe, Jr., 44        Mr. Lowe has been a director of the Company
                             since 1987. Mr. Lowe has been Of Counsel to the Adair Law Firm in Rochester, New York and at the law firm of Bureau Francis Lefebvre in New York,
                             New York since January 1995.  Prior to January
                             1995 Mr. Lowe had been a member of the law firm of Bureau Francis Lefebvre since 1989.

Michael H. Newlin, 70        Mr. Newlin has been a director of the Company
                             since December 1991.  Since April 1994, Mr.
                             Newlin has served as a consultant to Jupiter
                             Corporation of Wheaton, MD and Meridan
                             Corporation of Alexandria, VA.  He was Acting
                             Deputy Assistant Secretary of State, Bureau of
                             Political-Military Affairs, Department of State from November 1992 to February 1994. From
                             February 1992 through October 1992 he was Deputy
                             Executive Chairman, UN Special Commission on
                             Iraq-UN Headquarters New York.  From October
                             1991 through January 1992, Mr. Newlin was a consultant to the United States Department of State. From 1988 through 1991, Mr. Newlin was
                             United States Ambassador to United Nations
                             Organization in Vienna and served as United
                             States Ambassador to Algeria from 1981 to 1985.

Class III - Term Expiring at the 1998 Annual Meeting:

Henry David Epstein, 69,     Mr. Epstein was named President,
Chairman of the Board,       Chief Executive Officer and a director
President and Chief          of the Company by the Board of Directors
Executive Officer            in March 1987, and was named Chairman of the
                             Board in December 1987. He has headed Ideonics, his own Florida-based financial and technology consulting firm since 1985.

Howard M. Schneider, 52      Mr. Schneider has been a director of the Company
                             since 1988. For more than the past five years, he has been President of BT Securities
                             Corporation, an affiliate of Bankers Trust
                             Company of New York.

Board members receive an annual stipend of $9,000 and fees of $1,000 per Board meeting attended, $500 for attendance at a telephonic Board meeting and $250 for attending a meeting of a committee of the Board on the same day as a Board meeting. The fee for attending a meeting of a Board committee on a day other than a day on which the Board is meeting is $500. Directors who are employed by the Company are eligible for the annual Board stipend, but are ineligible for the per meeting fee paid to outside directors. In addition, non-employee directors participate in the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, an option to purchase 24,000 shares of the Company's Common Stock is automatically granted on the first day of each director's initial term and options to purchase additional shares are granted automatically in each of the next seven years. No director may receive options to purchase more than 51,000 shares of Common Stock in the aggregate. The exercise price for all options granted under the Directors' Plan is the fair market value of the Common Stock on the date of grant; the options vest over a period of three years and may not be exercised more than ten years from the date of grant.


b.  Executive Officers

    Set forth below is certain information concerning the executive officers of the Company other than Mr. Epstein and Mr. Howard.

Name, Age and Position
with the Company           Business Experience
----------------------     -------------------
Richard D. Rose, 42,       Mr. Rose was named Senior Vice President
Senior Vice President,     in April 1996 and has served as Chief Financial
Chief Financial Officer    Officer of the Company since November 1994.
                           He held the position of Vice President Finance of the Company from February 1994 until April
                           1996 and Corporate Controller from 1988 until
                           February 1994.  Mr. Rose was named Vice
                           President-Controller and Principal Accounting
                           Officer in December 1990 and served in that capacity until February 1994.

C.P. Houston, 55,          Mr. Houston was named Vice President-
Vice President             Operations of the Penril Datability Networks
                           Division in November 1994.  He was Vice
                           President-Administrator of Penril Datability
                           Networks Division, from 1988 until November
                           1994. Mr. Houston was named a Vice President of the Company in September 1992.

David L. Johnson, 58,      Prior to his resignation in January 1996,
Executive Vice President   Mr. Johnson was President of Penril Electronics,
                           Inc., a wholly-owned subsidiary, from November
                           1994 and Executive Vice President of the Company from September 1991. From September 1990 to
                           September 1991, he held the position of Senior
                           Vice President of the Company. From May 1993, with the acquisition of Datability, Inc., until November 1994, Mr. Johnson served as Co-President of the Company's Penril Datability Networks Division.
                           From 1987 until the acquisition of Datability, Inc., Mr. Johnson was the President of the Penril
                           DataComm Division.

c.   Section 16(a) Beneficial Ownership Reporting Compliance

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements during fiscal year 1996 were complied with, except that one report covering an open market sale of shares by Mr. Houston was filed 30 days late, and one report covering the open market sale of shares by Mr. David L. Johnson, a former officer of the Company, was filed 10 days late.

Item 11.  Executive Compensation.

a.   Employment and Other Severance Agreements

     Under the terms of a Letter Agreement between the Company and Henry D. Epstein, Mr. Epstein is serving as President and Chief Executive Officer of the Company, at an annual salary of $275,000. Mr. Epstein is entitled to a severance payment equal to two times his total cash compensation for the last full fiscal year upon termination of his employment in the event of a change in control of the Company or if he is removed or forced to resign his position against his will, other than for cause. Upon consummation of the Merger Agreement with Bay Networks, Mr. Epstein's employment with the Company will terminate. Accordingly, the severance payment of $550,000 will be paid to Mr. Epstein in a lump sum on the closing date of the Merger Agreement ("the Merger").

Ronald A. Howard is presently a party to an Employment Agreement with Penril dated May 1, 1993 as amended by a letter agreement dated October 25, 1995 (together, the "Howard Employment Agreement"). The Howard Employment Agreement provides for the employment of Mr. Howard until April 30, 1997 at an annual salary of $225,000. Under the terms of the Howard Employment Agreement, if Penril is sold or acquired during the term of the Howard Employment Agreement, including by way of a transaction such as the Merger, then immediately upon the closing of such sale, Mr. Howard is entitled to receive a bonus of $562,500. This bonus is in addition to Mr. Howard's regular compensation. The Howard Employment Agreement, in addition to Mr. Howard's base compensation and bonuses, provides for certain benefits and salary continuation in the event of disability or termination without cause.

Richard D. Rose is presently a party to a letter agreement with Penril dated January 18, 1995 as amended by a letter agreement dated March 19, 1996 (the "Rose Employment Agreement"). The Rose Employment Agreement provides for employment of Mr. Rose as Senior Vice President and Chief Financial Officer of Penril for a one year term from the date of the Rose Employment Agreement with automatic renewal unless notice is given by either Mr. Rose or Penril at least sixty (60)days prior to such anniversary date. Under the terms of the Rose Employment Agreement, Mr. Rose's annual salary is $150,000. Penril has guaranteed a performance bonus of $50,000 for calendar year 1996 which will be pro-rated if Penril is sold or acquired prior to December 31, 1996. In addition, Mr. Rose is entitled to a bonus of $150,000 upon consummation of the Merger.

b.   Compensation

     The following tables show information with respect to the annual compensation for services in all capacities to the Company for the fiscal years ended July 31, 1996, 1995 and 1994 of those persons who were, at July 31, 1996 (I) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (the "named executive officers").

SUMMARY COMPENSATION TABLE

                                                        Annual Compensation                     Long-Term Compensation Awards
      Name and                                                                     All Other
Principal Position          Year           Salary      Stock Options(1)     Compensation(2)
------------------          ----       -----------  ------------------    ----------------
Henry D. Epstein            1996          $274,997          60,000            $ 13,075
Chairman of the Board       1995           274,997              --              11,428
President and Chief         1994           274,997              --              12,018

Ronald A. Howard            1996           221,877         250,000                 784
Executive Vice President    1995           200,000          30,000               5,458
                            1994           203,333              --                 250

Richard D. Rose             1996           153,768          30,000               4,746
Senior Vice President and   1995           125,848          20,000               4,547
Chief Financial Officer     1994           115,335           5,000               4,311

C.P. Houston                1996           114,247              --               2,911
Vice President              1995           120,290          10,000                 250
                            1994           116,847           5,000                 250

David L. Johnson (3)        1996           125,785              --               2,558
Executive Vice President    1995           200,000              --              26,646
                            1994           200,000              --               1,011


(1) Number of shares granted under the 1986 Incentive Plan and 1995 Long-Term Incentive Plan. The options are exercisable at prices ranging from $2.31 to $7.875 per share, the fair market value at the date of grant. The Company does not grant SARs.

(2) Includes for fiscal 1996, $300 paid for the benefit of each of the named executives pursuant to the Company's 401(k) Plan, except for Mr. Johnson. Also includes for Mr. Epstein, Mr. Howard, Mr. Johnson, and Mr. Rose, $4,260, $274, $809, and $274 respectively, paid under the Company's Split-Dollar Life Insurance Program and for each of the named executives, $8,515, $210, $2,611, $4,172 and $1,749, respectively, paid to the Exec-U-Care Medical Insurance Trust.

(3)       Mr. Johnson resigned from the Company in January 1996.

Option Grants In Last Fiscal Year

                                % of Total                                                                 Potential Realizable
                                Options                                                                Value At Assumed Annual Rates
                                Granted to                                                             of Stock Price Appreciation
                  Options       Employees in    Exercise or     Market Price on                               For Option Term(2)
Name              Granted (1)   Fiscal Year(1)  Base Price      Date of Grant     Expiration Date               5%         10%
------------      -----------   --------------  -----------     ---------------   ---------------          ------------ ----------
Henry D. Epstein     60,000          10.6%          $6.44            $6.44           04/08/2006              243,005  615,822
Ronald A. Howard    250,000          44.3%          $7.88            $7.88           09/05/2005            1,238,1363,137,680
Richard D. Rose      20,000           3.5%          $6.44            $6.44           04/07/2006               81,002  205,274
Richard D. Rose      10,000           1.8%          $5.69            $5.69           11/03/2005               35,784   90,684
C.P. Houston             --             --             --             --                     --                   --       --
David L. Johnson         --             --             --             --                     --                   --       --

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

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-end Option Values

                                                                                         Per Share       Value of Unexercised In-
                                                    Number of Unexercised           Exercise Price       The-Money Options
                     Shares                             Options at Fiscal           of Unexercised       at Fiscal Year-End
                     Acquired on        Value       Year-End Exercisable/        Options at Fiscal       Exercisable/
Name                 Exercise        Realized            Unexercisable(1)                 Year-End       Unexercisable(1)(2)
--------------       ----------      --------      ----------------------          ---------------       -----------------------
Henry D. Epstein           --      $      --                  180,000/--               $4.38-6.44           $ 1,362,000/--
Ronald A. Howard       99,000        520,875                  271,000/--              2.875-7.875             1,393,605/--
Richard D. Rose        96,667        571,852                       --/--                       --                    --/--
C.P. Houston           15,000        102,412                   41,667/--                2.31-7.50               338,136/--
David L. Johnson      196,400        884,883                       --/--                       --                    --/--

(1)    Reflects only stock options; the Company does not grant SARs.
(2)    Based on the year-end per share closing price of $12.63 (as reported on the NASDAQ on July 31, 1996).
       represents the difference between the option exercise price and $12.63.

/TABLE

c.     Report of Stock Option/Compensation Committee

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

  The Company's compensation program consists of both cash and equity components. Compensation determinations are guided by the following principles: (1) the compensation program should provide motivation by emphasizing performance; (2) the compensation of the Company's executive officers should be reasonably comparable to and competitive with that offered by similarly situated companies, and (3) the compensation program should seek to align the interests of the Company's executive officers with the long-term interests of the Company's stockholders principally through the granting of
stock options.   The goals of the Company's compensation policy are to attract and retain qualified personnel and to motivate them to enhance the long-term performance of the Company.

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

  Bonus Plan. Part of the cash component of the Company's compensation program consists of bonuses paid under the Company's Incentive Bonus Plan. Availability of awards under the Incentive Bonus Plan are based on increasing percentages of executives' base salaries, as determined by the achievement of the percentages of certain goals set forth in the Company's annual budgeted profit and cash plan. At the beginning of each fiscal year, the Chief Executive Officer presents to the Committee for its approval his recommendation of the specific goals and realization formulas for the Incentive Bonus Plan for the forthcoming fiscal year. The Chief Executive Officer is not a participant in the Incentive Bonus Plan. At the end of the fiscal year, additional awards may be made by the Committee if it is determined that an executive has made an unusual contribution to the Company's success. The Committee did not make any grants under the Incentive Bonus Plan for fiscal 1996 because the operating performance of the Company did not meet the specified goals.

  Option Plans The principal purposes of the 1986 Incentive Plan and the 1995 Long-Term Incentive Plan are to motivate key employees to increase the Company's profitability and to encourage them to obtain and hold the Company's stock, thereby aligning the interests of the employees with those of the stockholders. The incentive plans may also be used by the Committee in cases where it is believed that due to extraordinary performance an executive's cash compensation should be supplemented with an option or restricted stock grant. The Committee, generally on the recommendation of the Chief Executive Officer, selects those key employees of the Company and its subsidiaries who are eligible to receive awards.

  The number of options granted is determined by a number of subjective criteria including the optionee's ability to influence the Company's long-term growth and profitability as well as contributions made by the optionee and the number and terms of the options already held by the optionee. All options are granted at the current market price. Since the value of an option bears a direct relationship to the Company's stock price, it is an effective incentive for managers to create value for stockholders.

Deductibility of Executive Compensation

  Section 162(m) of the Internal Revenue Code denies a tax deduction to a public company for annual compensation in excess of $1 million paid to its chief executive officer or any of its four other most highly compensated executive officers unless specified requirements are met. The Committee does not expect that Section 162(m) will have an effect on the Company in fiscal 1996. The Committee will from time to time review the potential effects of
Section 162(m) on the Company and in the future may decide to restructure one or more components of the Company's executive compensation program to comply with the requirements for deductibility established by Section 162(m).


  Respectfully submitted,

  John P. Lowe, Jr.        Michael H. Newlin

  Norman G. Einspruch      Howard M. Schneider


Compensation Committee Interlocks and Insider Participation

  No member of the Compensation Committee, the members of which consisted of John P. Lowe, Jr., Norman G. Einspruch, Michael H. Newlin, Howard M. Schneider, and Richard D. Margolis during fiscal 1996, was during fiscal 1996, an officer or employee of the Company or of any of its subsidiaries, or formerly an officer of the Company or of any of its subsidiaries, except that Richard D. Margolis, a member of the Compensation Committee until April 10, 1996, is Secretary (but not an employee) of the Company. Mr. Margolis is a partner in the law firm of Benesch, Friedlander, Coplan & Aronoff P.L.L., which firm has performed legal services for the Company since 1974. John P. Lowe, Jr., also a member of the Compensation Committee, has been Of Counsel to the Adair Law Firm and at the law firm of Bureau Francis Lefebvre. Mr. Lowe's firm performed a limited amount of legal services for the Company in fiscal 1996.
                     STOCK PERFORMANCE GRAPH

  The following graph is a comparison of the cumulative total returns during the preceding five fiscal year period for the Company, the NASDAQ Stock Market (U.S. Companies) Index and the Hambrecht & Quist Technology Index assuming an initial investment of $100 on July 31, 1991 and the reinvestment of all dividends when received.

Years Ended           Penril DataComm              H&Q                  NASDAQ
July 31,              Networks, Inc.      Technology               Stock Market
-------------         ---------------          -----------              ------------
 1991                     100.00            100.00                100.00     1992      53.93         112.83         117.44
 1993                      49.24            125.03                142.80
 1994                      50.76            138.70                146.95
 1995                      66.62            243.19                206.34     1996     160.28         240.25         224.99

Item 12.    Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of August 31, 1996, based in part on information provided to the Company by the persons named in the table, the number of shares of Common Stock beneficially owned by each director, each executive officer named in the Summary Compensation Table in Item 11 and by the directors and executive officers of the Company as a group, and by the persons or groups of persons known to management to be the beneficial owners of more than 5% of the Common Stock.

<CAPTION
                                              Amount and
Name and Address                        Nature of Beneficial      Percentage
of Beneficial Owner                          Ownership (1)         Ownership
-------------------------                -------------------   -------------
Directors and Executive Officers:

Henry David Epstein
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                     862,179 (2)           7.8%

Norman G. Einspruch
P.O. Box 248581
Coral Gables, Florida  33124                       36,000 (3)            (4)

John P. Lowe, Jr.
30 Corporate Woods
Suite 200
Rochester, New York 14623                          51,000 (3)            (4)

Richard D. Margolis
2300 BP America Building
200 Public Square
Cleveland, Ohio  44114-2378                        31,000                (4)

Michael H. Newlin
6517 Wilmett Road
Bethesda, Maryland  20817                          12,000                (4)

Howard M. Schneider
130 Liberty Street
New York, New York  10006                          21,000 (3)            (4)

David L. Johnson (10)
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                             --              --

Ronald A. Howard
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                     925,603 (5)           8.2%

C.P. Houston
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                      41,667 (6)            (4)

Richard D. Rose
1300 Quince Orchard Boulevard
Gaithersburg, Maryland  20878                      46,667                (4)

All directors and executive officers
 as a group
(10 individuals)                                2,027,116 (7)          17.7%


Five Percent Shareholders:

Pequot Partners Fund, L.P.,
 Pequot Endowment Fund, L.P. and
 Pequot International Fund Inc.
354 Pequot Avenue
Southport, CT  06490                            1,875,000 (8)          17.0%

Cramer Partners, L.P.
56 Beaver Street, Suite 701
New York, New York  10004                       1,060,650 (9)           9.6%


(1) Includes, in certain instances, shares held in the name of an executive officer's or director's spouse or minor children, the reporting of which is required by applicable rules of the Securities and Exchange Commission, but as to which shares the executive officer or director may have disclaimed beneficial ownership.

(2) This figure is composed of 823,029 shares owned directly by Mr. Epstein, and 39,150 shares Mr. Epstein transferred to Henriette Wenkart Epstein but has the right to vote so long as she is the beneficial owner of such shares, pursuant to a seven year, irrevocable proxy.

(3) Includes 20,000 shares for Dr. Einspruch, 21,000 shares for Mr. Schneider, and 51,000 shares for Mr. Lowe, which may be acquired from the Company within 60 days of August 31, 1996 pursuant to the exercise of stock options granted under the Non-Employee Directors' Stock Option Plan.

(4)    Less than 1%.

(5) Includes, in addition to shares owned directly by Mr. Howard, 271,000 shares which may be acquired from the Company within 60 days of August 31, 1996 pursuant to the exercise of options granted under the Company's 1986 Plan.

(6) Includes only shares which may be acquired from the Company within 60 days of August 31, 1996, pursuant to the exercise of options granted under the Company's 1986 Incentive Plan.

(7) Includes, in addition to shares owned by members of the group, 404,667 shares which certain members of the group have the right to acquire from the Company within 60 days of August 31, 1996 pursuant to the exercise of stock options.

(8)    Includes 36,500 shares of Common Stock to be owned by Dawson-Samberg
       Capital     Management, Inc., 787,100 shares of Common Stock to be owned by Pequot Partners Fund, L.P., a Delaware limited partnership whose general partner and investment manager is Pequot General Partners, a Connecticut general partnership ("General Partners"), 352,900 shares of Common Stock to be owned by Pequot Endowment Fund, L.P., a Delaware limited partnership whose general partner and investment manager is Pequot Endowment Partners, L.P., a Delaware limited partnership
       ("Endowment Partners") and 698,500 shares of     Common Stock to be
       owned by Pequot International Fund Inc., a British Virgin Islands corporation, whose investment manager is DS International Partners, L.P., a Delaware limited partnership ("International Partners"). (Pequot Partners Fund, L.P., Pequot Endowment Fund, L.P. and Pequot International Fund Inc. are collectively referred to as the "Funds"). General Partners, Endowment Partners and International Partners (collectively, the "Partners") are to be the beneficial owners, as such term is used in Rule 13d-3 of the Exchange Act, of the shares of Common Stock to be owned by the Fund for which they act as investment manager, respectively. The Partners may be deemed to constitute a group as such term is used in Section 13(d) (3) of the Exchange Act. Each of the Partners disclaims beneficial ownership of the Common Stock to be beneficially owned by the other partners.

(9) James J. Cramer, President of J.J. Cramer & Co. and Karen Cramer, Vice President of J.J. Cramer & Co. will have shared voting and dispositive power with respect to the shares to be held by the Partnership.

(10)   Mr. Johnson resigned from the Company in January 1996.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            NONE


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K


(a)  1.  Financial Statements
         --------------------

Included in Part II of this report:

Independent Auditors' Report

Consolidated Statements of Operations for each of the three years in the period ended July 31, 1996

Consolidated Balance Sheets as of July 31, 1996 and 1995

Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 1996

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
 July 31, 1996

Notes to Consolidated Financial Statements for the years ended July 31, 1996, 1995, and 1994

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

    4. Reports on Form 8-K

On June 18, 1996 the Company filed a report on Form 8-K reporting on plans to Spin-Off the Access Beyond unit to stockholders and the signing of a definitive merger agreement with Bay Networks, Inc. and Beta Acquisition Corp.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Penril DataComm Networks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PENRIL DATACOMM NETWORKS, INC.


                                        By:\s\Henry D. Epstein
                                        ------------------------------
                                        Henry D. Epstein
                                        President, Chief Executive Officer, and
                                        Chairman of the Board of Directors
                                        Date: October 7, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


\s\Norman G. Einspruch         \s\Henry D. Epstein
---------------------------    ------------------------------
Norman G. Einspruch,           Henry D. Epstein,
Director                       Chief Executive Officer and
Date: October 7, 1996          Chairman of the Board of Directors
                               Date: October 7, 1996

\s\John P. Lowe, Jr.
---------------------------
John P. Lowe, Jr.,
Director                       \s\Ronald A. Howard
Date: October 7, 1996          ------------------------------
                               Ronald A. Howard,
                               Director and Executive Vice President
                               Date: October 7, 1996
\s\Richard D. Margolis
---------------------------
Richard D. Margolis,
Director                       \s\Richard D. Rose
Date: October 7, 1996          ------------------------------
                               Richard D. Rose
                               Vice President and Chief Financial
                               Officer
\s\Michael H. Newlin           Date: October 7, 1996
---------------------------
Michael H. Newlin,
Director
Date: October 7, 1996


\s\Howard M. Schneider
---------------------------
Howard M. Schneider,
Director
Date: October 7, 1996

INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Penril DataComm Networks, Inc.
Gaithersburg, Maryland



We have audited the consolidated financial statements of Penril DataComm Networks, Inc. and subsidiaries as of July 31, 1996 and 1995, and for each of the three years in the period ended July 31, 1996, and have issued our report thereon dated September 6, 1996 (September 20, 1996 as to the sixth and ninth paragraphs of Note 7), which report is included herein. Our audits also included the financial statement schedule of Penril DataComm Networks, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



\s\Deloitte & Touche  LLP


Washington, D.C.
September 6, 1996
(September 20, 1996 as to the sixth and ninth paragraphs of Note 7)

SCHEDULE II

PENRIL DATACOMM NETWORKS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                   Balance       Charged    Charged
                     at         to Costs       to                     Balance
                 Beginning         and       Other       Deductions   at End
Description      of Period      Expenses  Accounts(a)        (b)     of Period
------------     ---------      --------  -----------    ----------  ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
  APPLICABLE TO ACCOUNTS RECEIVABLE-FROM CONTINUING OPERATIONS
Fiscal 1996        $ 1,067         $ 502         $ 20     $ (1,035)    $   554
                    ======          ====           ==       =======      =====
Fiscal 1995        $   965         $ 815          $ 5     $   (718)    $ 1,067
                    ======          ====           ==       =======      =====


(a)  Recoveries of accounts previously written off.
(b)  Write-off of bad debts.
/TABLE

INDEX TO EXHIBITS
Page 1 of 2

Exhibit
  No.       EXHIBIT DESCRIPTION                                            Ref.
-------     -------------------                                            ----
2.01        Agreement and Plan of Merger dated June 16, 1996 among the
            Company, Bay Networks, Inc., and Beta Acquisition Corp.
            (Exhibit 2.01 to Form 8-K filed June 19, 1996)                   *

2.02        Amended Agreement dated August 5, 1996 among Penril DataComm
            Networks, Inc., Bay Networks, Inc., and Beta Acquisition Corp.

3.01        Amended and restated By-Laws of the Company (Exhibit
           (3)(a)(ii) to Form 10-K filed December 18, 1987).                 *

3.02        Certificate of Amendment of Certificate of Incorporation of the
            Company (Exhibit 4.3 to Form S-3 filed April 29, 1991).          *

4.01        Third Amended and Restated Credit Agreement dated as of
            March 15, 1996 between Penril DataComm Networks, Inc. and
            Signet Bank (Exhibit 4.01 to Form 10-Q filed June 14, 1996       *

4.02        Stock Purchase Agreement dated as of September 22, 1995 among
            Registrant and Pequot Partners Fund, L.P., Pequot International
            Fund Inc., and Pequot Endowment Fund, L.P.
            (Exhibit 4.01 to Form 8-K filed October 6, 1995)                 *

4.03        Registration Rights Agreement dated as of September 22, 1995 among
            Registrant and Pequot Partners Fund, L.P., Pequot International
            Fund Inc., and Pequot Endowment Fund, L.P. (Exhibit 4.01 to Form
            8-K filed October 6, 1995)                                       *

10.01       1986 Incentive Plan of Penril DataComm Networks, Inc., As Amended
            (Exhibit 4.1 to Form S-8 filed April 29, 1991).                  *

10.02       Employment Agreement dated September 21, 1989, between the Company and Henry D. Epstein.  (Exhibit 10.05 to Form 10-K filed
            October 11, 1989)                                                *

10.03       Employment Agreement dated as of May 1, 1994 between the Company and Ronald A. Howard (Exhibit 10.01 to Form 8-K filed
            May 21, 1994)                                                    *

10.04       Amendment to Employment Agreement dated October 25, 1995 between the Company and Ronald A. Howard.  (Exhibit 10.04 to Form 10-K
            filed October 27, 1995)                                          *

10.05       1987 Non-Employee Directors' Stock Option Plan of Penril DataComm
            Networks, Inc., as Amended (Exhibit 4.1 to Form S-8 filed
            April 29, 1991).                                                 *

10.06       1995 Long-Term Incentive Plan of Penril DataComm Networks, Inc.
            (Exhibit 4.4 to Form S-8 filed May 31, 1996)                     *

10.07       Perpetual License Agreement dated as of June 16, 1996 between
            Penril DataComm Networks, Inc. and Bay Networks, Inc. (Exhibit
            10.01 to Form 8-K filed June 18, 1996)                           *

10.08       License Agreement dated as of June 16, 1996 between Penril
            DataComm Networks, Inc. and Bay Networks, Inc. (Exhibit 10.02
            to Form 8-K filed June 18, 1996)                                 *

10.09       Employment Agreement between the Company and Richard D. Rose dated
            January 18, 1995 as amended March 19, 1996.

11          Computation of Per Share Earnings

22          Subsidiaries of the Registrant

23          Independent Auditors' Consent


*  Indicates Exhibits incorporated herein by reference.
   Documents not so marked have been filed herewith.